Form 10KSB
ENEX PROGRAM I PARTNERS L P
filed 1995-03-30
CIK 775274

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
     (Mark One)
              (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1994

            ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from...............to...............

                        Commission file number 0-14233

                        ENEX PROGRAM I PARTNERS, L.P.
                (Name of small business issuer in its charter)

                      New Jersey                    76-0175128
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                  800 Rockmead Drive
                 Three Kingwood Place
                    Kingwood, Texas                    77339
       (Address of principal executive offices)     (Zip Code)

       Issuer's telephone number, including area code:  (713) 358-8401

     Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                         Limited Partnership Interest

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes x      No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

State issuer's revenues for its most recent fiscal year.  $ 3,245,603

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                Not Applicable


                     Documents Incorporated By Reference:

                                     None




                               TABLE OF CONTENTS

                          FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 1994
                        ENEX PROGRAM I PARTNERS, L.P.


Item No.                       Part I                                Page




           1              Description of Business                     I-1

           2              Description of Property                     I-3

           3              Legal Proceedings                           I-6

           4              Submission of Matters to a Vote
                          of Security Holders                         I-6


                                   Part II



           5              Market for Common Equity and
                          Related Security Holder Matters            II-1

           6              Management's Discussion and Analysis
                          or Plan of Operation                       II-2

           7              Financial Statements and Supplementary
                          Data                                       II-4

           8              Changes In and Disagreements With Accountants
                          on Accounting and Financial Disclosure     II-14



                                   Part III



           9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                          of the Exchange Act                        III-1

          10              Executive Compensation                     III-3

          11              Security Ownership of Certain
                          Beneficial Owners and Management           III-4

          12              Certain Relationships and Related
                          Transactions                               III-4

          13              Exhibits and Reports on Form 8-K           III-4


                          Signatures                                  S-1


Item 1.        Description of Business


General

      Enex Program I Partners, L.P. (the "Company") was formed under the New Jersey Uniform Limited Partnership Law (1976) on October 10, 1985 for the purpose of combining the twelve Enex Oil and Gas Income Program I Texas Limited Partnerships (the "Partnerships"). On December 31, 1985, all twelve partnerships contributed all their assets, subject to liabilities, to the Company. The Company is continuing to operate on a combined basis in the same manner as the original individual Partnerships. The total exchange value (which does not purport to be market value) of the net assets transferred to the Company was approximately $68,991,000. Units of limited partnership interest in the Company ("Units") were allocated to the Partnerships based upon the relative exchange value of the net assets transferred to the Company. The limited partners and general partner, Enex Resources Corporation ("Enex"), of the Partnerships were allocated units in the Company in accordance with the dissolution and termination provisions of each Partnerships' agreement of limited partnership.

           The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net subscriptions to fund drilling activities. Any developmental drilling will be financed primarily through third party borrowings or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the
general partner.   See Note 1 to the Financial Statements for information
relating to the allocation of costs and revenues between the limited partners and the general partner, Enex. The Company's operations are concentrated in a single industry segment.

        The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

        The Company has no employees. On March 1, 1995, Enex and its subsidiaries employed 26 persons.

Marketing

    The marketing of oil and gas produced by the Company is affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil and gas production and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile.

Environmental and Conservation Regulation

         State regulatory authorities in the states in which the Company owns producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, the Company may incur in this regard cannot be predicted.

    The existence of such regulations has had no material adverse effects on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings or competitive position.

Tax Laws

      The operations of the Company are affected by the federal income tax laws contained in the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, generally, the Company will report income from the sale of oil and gas, against which it may deduct its ordinary business expenses, depletion, depreciation and intangible drilling and development costs.

     It is anticipated that most of the Company's income, if any, will be from a "passive activity" for purposes of the Code. A passive activity includes an activity in which the taxpayer does not materially participate, including the ownership of a limited partnership interest, such as an interest in the Company. "Passive income," however, does not include portfolio income (i.e. dividend, interest, royalties, etc.). Although taxpayers generally may not deduct losses or use tax credits derived from passive activities in an amount greater than their income derived from such activities, if and to the extent that the Company generates passive income, it will be available to offset the limited partners' passive losses from other sources.

      Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Because the Company's income will be qualifying income for this purpose, the Company will not be taxed as a corporation under this rule. Passive income or losses from publicly traded partnerships that are not taxed as corporations generally cannot be used to offset passive income or losses from other sources. Enex believes that the Company is not publicly traded.
Consequently, limited partners should continue to be able to utilize their income and losses from the Company to offset losses and income from their other passive activities.

      In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.

Item 2.        Description of Property

     On December 31, 1985, the Partnerships transferred all of their assets to the Company, subject to corresponding liabilities. These properties continue to be operated by the Company as they were operated by the Partnerships. Presented below is a brief description of the Company's property holdings, all of which were transferred to it by the Partnerships.

CHOATE, OAK GROVE AND LEACOCK acquisitions. The Enex Oil and Gas Income Program I - Series 1 and 2 Partnerships each owned (a) fifty percent of the interest acquired from Choate Oil Co. in 254 wells, three-quarters of which are oil wells and all but two of which are located in Oklahoma, and four gas plants, of which three are in Oklahoma and one is in Michigan; (b) both a working and a royalty interest in a gas unit in Oak Grove Field, Simpson County, Mississippi; and (c) an interest in the Leacock 2-21 gas well in Otsego County, Michigan, which feeds the Michigan gas plant. The Oak Grove and Leacock acquisitions were retired in 1989 and 1992 respectively.

GRASS ISLAND acquisition. Series 1, 2 and 3 Partnerships owned working interests, and contains 13 oil wells located in Calhoun County, Texas.

SHELL acquisition. The Series 3 Partnership owned working interests in six individual oil wells and two large Smackover oil units, and royalty interests in one gas and nine oil wells in six counties in Mississippi acquired from Shell Oil Company.

BLACKHAWK acquisition. The Series 3 and 4 Partnerships each owned working interests in six oil wells in the Blackhawk Field, Concordia Parish, Louisiana.

H.N.G. acquisition. The H.N.G. acquisition began with the purchase of overriding royalty interests in over 300 gas wells in Texas, New Mexico, and Oklahoma and culminated five transactions later with the last purchase of overriding royalty interests in these properties. The Series 3, 7, 8, 9, 10, 11 and 12 Partnerships had each participated in one or more of these transactions.

ARNOLD AND WOOLF acquisition. The Series 4, 5, 6 and 7 Partnerships each owned a portion of the working interests of Arnold and Woolf in 154 oil wells and 129 gas wells located in Texas, Louisiana, Mississippi, Alabama and Florida, and one gas plant in Monroe County, Mississippi.

SECOND BAYOU AND SCHLENSKER acquisition. The Series 4, 5, 6, 7 and 8 Partnerships each owned part of (a) an overriding royalty interest in approximately 27,000 acres in the Second Bayou Field, Cameron Parish, Louisiana, which at December 31,1984 included 30 gas wells; and (b) the working interests in 16 oil and 41 gas wells located in five Texas counties and Vermilion Parish, Louisiana, plus a production payment.

ESPERANCE POINT acquisition. The Series 5, 6, and 7 Partnerships each owned working interests in four oil wells located in the Esperance Point Field in Concordia Parish, Louisiana.

BLUE HOLE acquisition. The Series 7, 8, 9 and 10 Partnerships had each acquired working interests in three oil wells, the Board of Education 1-S, 2-S and 3-S, in Adams County, Mississippi. The Blue Hole acquisition was retired in 1991.

EL TORO AND NORTHWEST ESPERANCE POINT acquisition. The Series 8 and 9 Partnerships' interests in the Northwest Esperance Point acquisition in Concordia Parish, Louisiana each consisted of both royalty and working interests in nine oil wells operated by El Toro Production Company.

LAKE COCODRIE acquisition. The Series 8, 9 and 10 Partnerships each owned a portion of the working interest of D&D Drilling Company, et. al in the Cocodrie Lake acquisition in Concordia Parish, Louisiana.

EAST SEVEN SISTERS acquisition. The Series 8, 9, 10, 11 and 12 Partnerships had each participated in one or more of a series of six transactions in which parts of a mineral interest and the associated royalty interest in the Gorman Gas Unit in the East Seven Sisters Field, Duval County, Texas were acquired.

COMITE acquisition. The series 10, 11 and 12 partnerships each owned overriding royalty interests in four gas wells in the Comite Field acquisition in East Baton Rouge Parish, Louisiana.

SHAMROCK, SUNBELT AND BURKHOLDER acquisitions. The Series 11 and 12 Partnerships each owned (a) working and overriding royalty interests in nine oil wells operated by Meng Operating and Exploration Company in Concordia Parish, Louisiana; (b) a portion of the working interests in five oil wells operated by O'Malley Production Company, Inc. in Concordia Parish, Louisiana and Adams and Wilkinson Counties, Mississippi; and (c) a working interest in the Perkins 200 #1 Gas Unit in Ward County, Texas. The Shamrock and Sunbelt acquisitions were retired in 1987 and 1989, respectively.

Oil and Gas Reserves

       For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

        Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H. L. Gruy
& Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1994.

Net Oil and Gas Production

       The following table shows for the years ended December 31, 1994 and 1993, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                 1994           1993


Crude oil and condensate (Bbls) .              74,694         73,631


Natural gas (Mcf) . . . . . . . .             708,621        750,303


Natural gas liquids (Bbls) (1) .               36,624         38,660


Natural gas - gas plant sales
(Mcf) (1) . . . . . .                         247,598        218,871



        The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per equivalent barrel of production for the years ended December 31, 1994 and 1993.


                                                 1994           1993


Average sales price per barrel of oil       $   14.73        $ 16.14

Average sales price per Mcf of
gas . . . . . . . . .                            2.01           2.36

Average production cost per
equivalent barrel of production . . . .          4.24           4.64

Average sales price per barrel of
natural gas liquids (1) . . . . . . .            8.11           9.73

Average sales price per Mcf of
gas plant gas sales (1) . . . . . . . .          1.70           1.67

Average production cost per
equivalent barrel of gas plant
production (1)(2) . . . . . .                    9.82           6.65



      (1) Natural gas liquid production was obtained through gas processing plant ownership rather than through leasehold ownership.

      (2)  Includes cost of gas purchases.




Item 3.   Legal Proceedings

    There are no material pending legal proceedings to which the Company is a party or to which any of their properties are subject.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                                   PART II


Item 5.        Market for Common Equity and Related Security Holder Matters

               Market Information

      There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                               Number of Record Holders
                  Title of Class                 (as of March 1, 1995)



             General Partner's Interests                   1

             Limited Partnership Interests               4,813



Dividends

         The Company made no cash distributions to partners in 1993 or 1994. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that distributions will be reinstated in the future.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

           This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

         Oil, gas and gas plant sales decreased to $3,245,603 in 1994 from $3,702,424 in 1993. This represents a decrease of $456,821 or 12%. Oil sales decreased by $166,969 or 11%. A 1% decrease in oil production due to natural production declines caused sales to decrease by $13,557. A 10% decrease in average oil prices reduced sales by an additional $153,412.
Gas sales decreased by $289,852 or 14%. A 1% decrease in gas production due to natural production declines decreased sales by $28,576. A 12% decrease in average gas prices reduced sales by an additional $261,276.
The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

          Lease operating expenses increased to $1,415,711 in 1994 from $1,222,601 in 1993. The increase of $193,110 or 16% was primarily due to $232,322 of non-recurring processing charges in 1994.

           Depreciation and depletion expense decreased to $758,359 in 1994 from $944,370 in 1993. This represents a decrease of $186,011 or 20%. The changes in production, noted above, reduced depreciation and depletion expense by $10,802. A 19% decrease in the depletion rate reduced depreciation and depletion expense by an additional $175,209. The decrease in the depletion rate was primarily a result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

          General and administrative expenses decreased to $379,544 in 1994 from $1,324,664 in 1993. This represents a decrease of $945,120 or 71%. The 1993 total included a $504,350 litigation expense related to a judgement granted against the Company by the 101st District Court of Texas. In 1994, this verdict was reversed by the Fifth District Court of Appeals and a judgement granted in favor of the Company for $163,019 plus interest of $91,569. Accordingly, the 1994 total included a $758,938 credit to expense related to the accrual reversal and recognition of a receivable. (See Note 6 to the Notes to the Financial Statements.) Absent this accrual, general and administrative expenses would have been $1,046,913 and $820,314 in 1994 and 1993, respectively, an increase of $226,599 or 28%. This increase was primarily a result of more staff time being required to manage the Company's operations.

              The Company sold certain interests in low margin, nonoperated properties in 1994 and 1993. Such sales yielded proceeds of $45,000 and $10,710 in 1994 and 1993, respectively. The Company recorded a net gain on such sales of $6,937 and $8,293 in 1994 and 1993, respectively.

Capital Resources and Liquidity

          The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1993 to 1994 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.

          The Company discontinued the payment of the distributions during
1990.   Future distributions are dependent upon, among other things, future prices received for oil and gas remaining at satisfactory levels. The Company will continue to recover its reserves and reduce its debt in 1995. It is anticipated that the Company's distributions will be reinstated in 1995.

         At December 31, 1994, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


Item 7.Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Program I Partners, L.P.:

We have audited the accompanying balance sheet of Enex Program I Partners, L.P. (a New Jersey limited partnership) as of December 31, 1994 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the general partner of Enex Program I Partners, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Program I Partners, L.P. at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP




Houston, Texas
March 17, 1995

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1994




1.       PARTNERSHIP ORGANIZATION

         Enex Program I Partners, L.P. (the "Company"), a New Jersey limited partnership, was formed on October 10, 1985 to effect a consolidation of twelve existing partnerships. Total limited partner contributions were $96,814,500, of which $976,378 was contributed by Enex Resources Corporation ("Enex"), the general partner.

         Enex has been the general partner of the Company since its inception, except for the period from April 18, 1990 until August 17, 1991 when Energy Development Company, an unrelated company in Denver, Colorado was the general partner.

         In accordance with the partnership agreement, the Company paid commissions of $9,357,600 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $3,265,000.

         Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                 Limited
                                                      Enex       Partners

               Commissions and selling expenses                    100%
               Company reimbursement of organization
                 expense                                           100%
               Company property acquisition                        100%
               General and administrative costs        10%          90%
               Costs of drilling and completing
                 development wells                     10%          90%
               Revenues from temporary investment of
                 partnership capital                               100%
               Revenues from producing properties      10%          90%
               Operating costs (including general and
                 administrative costs associated with
                 operating producing properties)       10%          90%

         At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

         In May 1994, as the aggregate purchase price of the interests in the Company plus the cumulative distributions to the limited partners did not equal limited partner subscriptions (the "Deficiency"), the general partner forfeited its 10% share of the Company's net revenues. The foregone net revenues will be allocated to the limited partners until such time as no Deficiency exists.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

         Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

3.       FEDERAL INCOME TAXES

        General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.       SIGNIFICANT PURCHASERS

         American Exploration and Exxon Company, USA accounted for 15% and 14%, respectively, of the Company's total sales in 1994. American Exploration and Exxon Company, USA accounted for 17% and 11%, respectively, of the Company's total sales in 1993. No other purchaser individually accounted for more than 10% of such sales.

5.       NOTE PAYABLE TO BANK

         The Company has a $700,000 line-of-credit with a bank. At December 31, 1993 the amount outstanding was $410,000. The note payable, which was completely repaid in 1994, had a stated interest rate of prime plus three fourths of one percent. Principal payments of $410,000 and $1,531,500 were made on the note during 1994 and 1993, respectively. The weighted average outstanding principal during 1994 and 1993 was $237,370 and $1,115,749, respectively, and bore interest at a weighted average rate of 7.47% and 6.49%, respectively, (6.75% at December 31, 1993).

6.       LITIGATION SETTLEMENTS

         The Company was named as a party to a suit filed by Texas Crude, Inc. ("Texas Crude"). In the suit, Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203 plus interest by the 101st Judicial District Court of Texas. The Company recognized a contingent liability at December 31, 1993 for $504,350.

         The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company, in which the Company will recover $163,019 from Texas Crude plus interest. Accordingly, the contingent liability, initially recognized in 1993, was reversed in December 1994 and a receivable for $254,588 was established.

7.       PROPERTY TRANSACTIONS

         The Company sold certain interests in low margin, nonoperated properties in 1994 and 1993. Such sales yielded proceeds of $45,000 and $10,710 in 1994 and 1993, respectively. The Company recorded a net gain on such sales of $6,937 and $8,293 in 1994 and 1993, respectively.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable

ENEX PROGRAM I PARTNERS, L.P.

BALANCE SHEET, DECEMBER 31, 1994

ASSETS
                                                                 1994
CURRENT ASSETS:
  Cash                                                      $      12,269
  Accounts receivable - oil & gas sales                           360,082
  Receivable from litigation settlement                           254,588
  Other current assets                                             95,565

Total current assets                                              722,504

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        91,720,516
  Less  accumulated depreciation and depletion                 87,116,369

Property, net                                                   4,604,147

TOTAL                                                       $   5,326,651

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $     234,226
   Payable to general partner                                      85,327

Total current liabilities                                         319,553


PARTNERS' CAPITAL:
   Limited partners                                             4,033,607
   General partner                                                973,491

Total partners' capital                                         5,007,098

TOTAL                                                       $   5,326,651







See accompanying notes to financial statements.

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1994


                                                     1994           1993

REVENUES:
  Oil, gas and gas plant sales                  $  3,245,603   $  3,702,424

EXPENSES:
  Depreciation and depletion                         758,359        944,370
  Lease operating expenses                         1,415,711      1,222,601
  Production taxes                                   167,102        199,518
  General and administrative:
     Allocated from general partner                  905,089        691,946
     Direct expense                                  141,824        128,368
     Litigation expense (income)                    (758,938)       504,350

Total expenses                                     2,629,147      3,691,153

INCOME FROM OPERATIONS                               616,456         11,271

OTHER INCOME (EXPENSE):
  Interest expense                                   (17,727)       (74,870)
  Interest Income                                     19,671            -
  Gain on sale of property                             6,937          8,293

Other income (expense),  net                           8,881        (66,577)

NET INCOME (LOSS)                               $    625,337   $    (55,306)
















See accompanying notes to financial statements.

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1994

                                                                            PER $500
                                                                            LIMITED
                                                                            PARTNER
                                               GENERAL       LIMITED       UNIT OUT-
                                  TOTAL        PARTNER      PARTNERS        STANDING
BALANCE JANUARY 1, 1993       $  4,437,067   $ 848,135   $   3,588,932    $       19

NET INCOME (LOSS)                  (55,306)     88,909        (144,215)           (1)

BALANCE, DECEMBER 31, 1993       4,381,761     937,044       3,444,717            18

NET INCOME                         625,337      36,447         588,890             3

BALANCE, DECEMBER 31, 1994    $  5,007,098   $ 973,491   $   4,033,607 (1)$       21


(1) Includes 101,291 units purchased by the general partner as a limited partner.
























See accompanying notes to financial statements.

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1994

                                                        1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $    625,337   $   (55,306)

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities
  Depreciation and depletion                            758,359       944,370
  Litigation settlement                                (850,507)      504,350
  Gain on sale of property                               (6,937)       (8,293)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  82,513         4,324
  Other current assets                                  (49,952)        5,845
Increase (decrease) in:
   Accounts payable                                     (54,302)       64,260
   Payable to general partner                            13,246        41,718

Total adjustments                                      (107,580)    1,556,574

Net cash provided by operating activities               517,757     1,501,268

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                       45,000        10,710
    Property additions - development costs             (234,233)      (51,507)

Net cash used by investing activities                  (189,233)      (40,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction in note payable to bank                  (410,000)   (1,531,500)

NET INCREASE (DECREASE) IN CASH                         (81,476)      (71,029)

CASH AT BEGINNING OF YEAR                                 2,176        73,205

CASH AT END OF YEAR                                $    (79,300)  $     2,176

Cash paid during the year for interest             $     17,727   $    74,870







See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1994




1.       PARTNERSHIP ORGANIZATION

         Enex Program I Partners, L.P. (the "Company"), a New Jersey limited partnership, was formed on October 10, 1985 to effect a consolidation of twelve existing partnerships. Total limited partner contributions were $96,814,500, of which $976,378 was contributed by Enex Resources Corporation ("Enex"), the general partner.

         Enex has been the general partner of the Company since its inception, except for the period from April 18, 1990 until August 17, 1991 when Energy Development Company, an unrelated company in Denver, Colorado was the general partner.

         In accordance with the partnership agreement, the Company paid commissions of $9,357,600 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $3,265,000.

         Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                 Limited
                                                      Enex       Partners

               Commissions and selling expenses                    100%
               Company reimbursement of organization
                 expense                                           100%
               Company property acquisition                        100%
               General and administrative costs        10%          90%
               Costs of drilling and completing
                 development wells                     10%          90%
               Revenues from temporary investment of
                 partnership capital                               100%
               Revenues from producing properties      10%          90%
               Operating costs (including general and
                 administrative costs associated with
                 operating producing properties)       10%          90%

         At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

         In May 1994, as the aggregate purchase price of the interests in the Company plus the cumulative distributions to the limited partners did not equal limited partner subscriptions (the "Deficiency"), the general partner forfeited its 10% share of the Company's net revenues. The foregone net revenues will be allocated to the limited partners until such time as no Deficiency exists.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

         Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

3.       FEDERAL INCOME TAXES

        General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1994:

                                                                      Allocable toPer $500 Limited
                                                          General       Limited     Partner Unit
                                              TOTAL       Partner       Partners    Outstanding
Net income as reflected in the
     accompanying financial statements    $   625,337   $   36,447   $    588,890   $         3
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                     (145,976)         -         (145,976)          -
Difference in depreciation and depletion
     computed for federal income tax
     purposes and the amount computed
     for financial reporting purposes      (1,248,992)         -       (1,248,992)           (6)

  Litigation accrual reversal                (758,938)         -         (758,938)           (4)

Net income (loss) for federal
   income tax purposes                    $(1,528,569)  $   36,447   $ (1,565,016)  $        (7)

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio inc(loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1994:

                                                                      Allocable toPer $500 Limited
                                                          General       Limited     Partner Unit
                                              TOTAL       Partner       Partners    Outstanding
Partners' capital as reflected in the
     accompanying financial statements    $ 5,007,098   $  973,491   $  4,033,607   $        21
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                   (1,244,956)    (109,494)    (1,135,462)           (6)
  Difference in accumulated depreciation,
     depletion and amortization for financial
     reporting purposes and federal
     tax purposes                          16,691,849          -       16,691,849            86
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                    9,357,600          -        9,357,600            48
  Costs of consolidation                      485,435       48,544        436,891             2
  Other timing differences                   (180,770)     123,424       (304,194)           (2)

Partners' capital for federal
     income tax purposes                  $30,116,256   $1,035,965   $ 29,080,291   $       149

                                                      II-11

4.       SIGNIFICANT PURCHASERS

         American Exploration and Exxon Company, USA accounted for 15% and 14%, respectively, of the Company's total sales in 1994. American Exploration and Exxon Company, USA accounted for 17% and 11%, respectively, of the Company's total sales in 1993. No other purchaser individually accounted for more than 10% of such sales.

5.       NOTE PAYABLE TO BANK

         The Company has a $700,000 line-of-credit with a bank. At December 31, 1993 the amount outstanding was $410,000. The note payable, which was completely repaid in 1994, had a stated interest rate of prime plus three fourths of one percent. Principal payments of $410,000 and $1,531,500 were made on the note during 1994 and 1993, respectively. The weighted average outstanding principal during 1994 and 1993 was $237,370 and $1,115,749, respectively, and bore interest at a weighted average rate of 7.47% and 6.49%, respectively, (6.75% at December 31, 1993).

6.       LITIGATION SETTLEMENTS

         The Company was named as a party to a suit filed by Texas Crude, Inc. ("Texas Crude"). In the suit, Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203 plus interest by the 101st Judicial District Court of Texas. The Company recognized a contingent liability at December 31, 1993 for $504,350.

         The Company appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Company, in which the Company will recover $163,019 from Texas Crude plus interest. Accordingly, the contingent liability, initially recognized in 1993, was reversed in December 1994 and a receivable for $254,588 was established.

7.       PROPERTY TRANSACTIONS

         The Company sold certain interests in low margin, nonoperated properties in 1994 and 1993. Such sales yielded proceeds of $45,000 and $10,710 in 1994 and 1993, respectively. The Company recorded a net gain on such sales of $6,937 and $8,293 in 1994 and 1993, respectively.

ENEX PROGRAM I PARTNERS, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1994

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1994. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.
                                       Per $500                  Per $500
                                        Limited      Natural      Limited
                              Oil      Partner Uni     Gas       Partner Unit
                             (BBLS)    Outstanding    (MCF)      Outstanding

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1993              291,755          1      8,332,307         39

    Revisions of previous e   23,167        -         (182,127)        (1)
    Sales of minerals in pl     (694)       -             (972)         -
    Production               (73,631)       -         (750,303)        (3)

December 31, 1993            240,597          1      7,398,905         35

    Revisions of previous e   81,662        -         (118,499)        (1)
    Sales of minerals in pl     (170)       -          (38,587)       -
    Production               (74,694)       -         (708,621)        (4)

December 31, 1994            247,395          1      6,533,198         30


PROVED DEVELOPED RESERVES:

January 1, 1993              291,755          1      8,332,307         39

December 31, 1993            240,597          1      7,398,905         35

December 31, 1994            247,395          1      6,533,198         30








                                     II-13




Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable
                                   PART III

Item 9.        Directors, Executive Officers, Promoters and Control
Persons;
               Compliance with Section 16(a) of the Exchange Act


     The Company's sole General Partner is Enex Resources Corporation, a Colorado corporation. The Company has no Directors or executive officers. The Directors of Enex are:

         Gerald B. Eckley. Mr. Eckley, age 68, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

       William C. Hooper, Jr. Mr. Hooper, age 57, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

          Stuart Strasner. Mr. Strasner, age 65, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

         Martin J. Freedman. Mr. Freedman, age 70, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner of MJF Energy which has an interest in several gas pipelines and gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club. He was an officer and Director and/or founder of several former private and public companies, among which were Valex Petroleum and Kissinger Drilling and Exploration. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

       James Thomas Shorney. Mr. Shorney, age 69, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 41, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services.
From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978 and is a member of the State Bar of Georgia.


    Robert E. Densford. Mr. Densford, age 37, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

               The other executive officers of Enex are:

        Jesse Q. Ozbolt. Mr. Ozbolt, age 53, was appointed Vice President-Engineering of the General Partner on March 31, 1984 and Vice President-Engineering and Operations on July 1, 1985. He joined the General Partner in March 1982 as Manager of Engineering and Acquisitions. Prior thereto, he was Manager of Houston operations of Core Laboratories, Inc., a Dallas-based engineering and consulting organization. From October 1978 through May 1981, he was Chief Petroleum Engineer and Vice President at First City National Bank of Houston. From May 1973 to October 1978, he was Manager of Engineering of the Exploration and Production Division of Texas Eastern Corporation. From 1969 to 1973, he was Senior Project Engineer in the Production Department of Exxon Company, U.S.A. Mr. Ozbolt holds a B.S. degree in Civil Engineering, Magna Cum Laude, from Duke University.

      James A. Klein. Mr. Klein, age 32, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting
(1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.


Item 10.       Executive Compensation

               The Company has no Directors or executive officers.

        The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

       The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management


                                                    $500 Limited
                                       Name of      Partner Units  Percent
                  Title of Class  Beneficial Owner Owned Directly of
Class

                  Limited Partner  Enex Resources        101.291  52.3119%


Item 12.    Certain Relationships and Related Transactions

            See the Statements of Operations included in the Financial Statements in Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and
Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.


Item 13.    Exhibits and Reports on Form 8-K
                                                                    Sequential
                                                                      Page No.


            (a)     Exhibits

               (3)  a.
            Certificate of Limited Partnership of the Company as currently in effect. Incorporated by reference to Exhibit 3(3) to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commission on February 15, 1986.

                    b.
            Articles of Limited Partnership of the Company as currently in effect. Incorporated by reference to Appendix B to the Prospectus/Proxy Statement that appeared as Exhibit 2 to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commission on February 15, 1986.

               (4)  Not Applicable

               (10) Not Applicable

               (11) Not Applicable

               (12) Not Applicable

               (13) Not Applicable

               (18) Not Applicable

               (19) Not Applicable

               (22) Not Applicable

               (23) Not Applicable

               (24) Not Applicable

               (25) Not Applicable

               (28) Not Applicable

            (b)     Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.
Item 11.  Security Ownership of Certain Beneficial Owners and Management


                                                    $500 Limited
                                       Name of      Partner Units  Percent
                  Title of Class  Beneficial Owner Owned Directly of
Class

                  Limited Partner  Enex Resources        101,291  52.3119%


Item 12.    Certain Relationships and Related Transactions

            See the Statements of Operations included in the Financial Statements in Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and
Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.


Item 13.    Exhibits and Reports on Form 8-K
                                                                    Sequential
                                                                      Page No.


            (a)     Exhibits

               (3)  a.
            Certificate of Limited Partnership of the Company as currently in effect. Incorporated by reference to Exhibit 3(3) to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commission on February 15, 1986.

                    b.
            Articles of Limited Partnership of the Company as currently in effect. Incorporated by reference to Appendix B to the Prospectus/Proxy Statement that appeared as Exhibit 2 to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commission on February 15, 1986.

               (4)  Not Applicable

               (10) Not Applicable

               (11) Not Applicable

               (12) Not Applicable

               (13) Not Applicable

               (18) Not Applicable

               (19) Not Applicable

               (22) Not Applicable

               (23) Not Applicable

               (24) Not Applicable

               (25) Not Applicable

               (28) Not Applicable

            (b)     Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENEX PROGRAM I PARTNERS, L.P.

                              By:  ENEX RESOURCES CORPORATION
                                   the General Partner



March 17, 1995                By:  /s/ G. B. Eckley
                                       G. B. Eckley, President


     In accordance with the Exchange Act, this report has been signed below on March 17, 1995, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION                    General Partner


By:     /s/ G. B. Eckley
            G. B. Eckley, President


       /s/  G. B. Eckley                      President, Chief Executive
            G. B. Eckley                      Officer and Director

      /s/   R. E. Densford                    Vice President, Secretary,
            R. E. Densford                    Treasurer, Chief Financial
                                              Officer and Director

      /s/   James A. Klein                    Controller and Chief
            James A. Klein                    Accounting Officer