Form 10QSB
period 1995-03-31
ENEX PROGRAM I PARTNERS L P
filed 1995-05-12
CIK 775274

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-14233

                       ENEX PROGRAM I PARTNERS, L.P.
      (Exact name of small business issuer specified in its charter)

                   New Jersey                    76-0175128
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)      Identification No.)

                      Suite 200, Three Kingwood Place
                           Kingwood, Texas 77339
                 (Address of principal executive offices)

               Registrant's telephone number (713) 358-8401


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



Item I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET

                                                             MARCH 31,
ASSETS                                                         1995
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                    $      21,582
  Accounts receivable - oil & gas sales                         358,944
  Receivable from litigation settlement                         260,953
  Other current assets                                           84,897

Total current assets                                            726,376

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities      91,744,868
  Less  accumulated depreciation and depletion               87,280,368

Property, net                                                 4,464,500

TOTAL                                                     $   5,190,876

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $     281,913

PARTNERS' CAPITAL:
   Limited partners                                           3,911,421
   General partner                                              997,542

Total partners' capital                                       4,908,963

TOTAL                                                     $   5,190,876




See accompanying notes to financial statements.

                                    I-1




ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                                         THREE MONTHS ENDED

                                                  MARCH 31,       MARCH 31,
                                                     1995           1994

REVENUES:
  Oil, gas and gas plant sales                  $    712,806   $     824,761

EXPENSES:
  Depreciation and depletion                         163,999         209,076
  Lease operating expenses                           337,718         384,946
  Production taxes                                    38,275          37,772
  General and administrative                         277,473         290,274

Total expenses                                       817,465         922,068

INCOME (LOSS) FROM OPERATIONS                       (104,659)        (97,307)

OTHER INCOME (EXPENSE):
  Interest income (expense)                            6,524          (6,502)

NET (LOSS)                                      $    (98,135)  $    (103,809)





See accompanying notes to financial statements.

                                    I-2




ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                 THREE MONTHS ENDED

                                               MARCH 31,      MARCH 31,
                                                  1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $    (98,135)  $  (103,809)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                      163,999       209,076
(Increase) decrease in:
  Accounts receivable - oil & gas sales             1,138      (106,957)
  Receivable from litigation settlement            (6,365)          -
  Other current assets                             10,668        (5,848)
Increase (decrease) in:
   Accounts payable                                47,687        32,933
   Payable to general partner                     (85,327)       63,155

Total adjustments                                 131,800       192,359

Net cash provided by operating activities          33,665        88,550

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs        (24,352)       (9,233)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction in note payable to bank                 -         (60,000)

NET INCREASE IN CASH                                9,313        19,317

CASH AT BEGINNING OF YEAR                          12,269         2,176

CASH AT END OF PERIOD                        $     21,582   $    21,493

Cash paid during the period for interest     $        -     $     6,502



See accompanying notes to financial statements.

                                     I-3




ENEX PROGRAM I PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Company has a $613,215 line-of-credit with a bank. The note payable to a bank had a stated interest rate of prime plus three fourths of one percent. Principal payments of $60,000 were made on the note during the first quarter of 1994. The note was completely repaid in the fourth quarter of 1994. The weighted average principal outstanding was $390,000 during the first quarter of 1994 and bore interest at a weighted average rate of 6.76% during the first quarter of 1994.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

First Quarter 1994 Compared to First Quarter 1993

Oil and gas sales for the first quarter decreased from $824,761 in 1994 to $712,806 in 1995. This represents a decrease of $111,955 (14%). Oil sales increased by $24,830 or 8%. A 27% increase in average oil prices increased sales by $72,994. This increase was partially offset by a 15% decrease in oil production. Gas sales decreased by $136,785 or 27%.
A 14% decrease in gas production reduced sales by $72,371, while a 27% decrease in average gas prices reduced sales by an additional $64,414. The decreases in production were primarily the result of natural production declines and the shut-in of production for two weeks in February 1995 from the HNG acquisition due to an explosion in the field. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $384,946 in 1994 to $337,718 in 1995. The decrease of $47,228 (12%) is primarily due to the declines in production, noted above.

Depreciation and depletion expense decreased from $209,076 in the first quarter of 1994 to $163,999 in the first quarter of 1995. This represents a decrease of $45,077 (22%). The declines in production, noted above, caused depreciation and depletion expense to decrease by $30,593. An 8% decrease in the depletion rate reduced depreciation and depletion expense by an additional $14,484. The decrease in the depletion rate was primarily due to an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses decreased from $290,274 in 1994 to $277,473 in 1995. This decrease of $12,801 (4%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the repayment of its debt obligations. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above and the repayment of the Company's debt obligations. It is the general partner's intention to distribute substantially all of the Company's available cash flow, after debt repayment, to the Company's partners.

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, future prices received for oil and gas. The Company will continue to recover its reserves and reduce its debt obligations. It is anticipated that the Company's distributions will be reinstated.

As of March 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.




PART II.  OTHER INFORMATION

     Item 1.    Legal proceedings.

         None

     Item 2.    Changes in securities.

         None

     Item 3.    Defaults upon Senior Securities.

         Not Applicable

     Item 4.    Submission of Matters to a Vote of Security Holders.

         Not Applicable

     Item 5.    Other information.

         Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K.

         (a)    There are no exhibits to this report.

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.




                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           ENEX PROGRAM I PARTNERS, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




May 11, 1995                                By: /s/ James A. Klein
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer




                                SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ENEX PROGRAM I PARTNERS, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                         By:

                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




May 11, 1995                             By:

                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer