Form 10QSB
period 1995-06-30
ENEX PROGRAM I PARTNERS L P
filed 1995-08-14
CIK 775274

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-14233

                       ENEX PROGRAM I PARTNERS, L.P.
     (Exact name of small business issuer as specified in its Charter)

                      New Jersey                    76-0175128
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                        Issuer's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No








                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET

                                                             JUNE 30,
ASSETS                                                         1995
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $     130,167
  Accounts receivable - oil & gas sales                         380,448
  Receivable from litigation settlement                         267,319
  Other current assets                                          107,345

Total current assets                                            885,279

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities      91,766,831
  Less  accumulated depreciation and depletion               87,446,564

Property, net                                                 4,320,267

TOTAL                                                     $   5,205,546

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $     234,808
   Payable to general partner                                     8,943

Total current liabilities                                       243,751

PARTNERS' CAPITAL:
   Limited partners                                           3,964,253
   General partner                                              997,542

Total partners' capital                                       4,961,795

TOTAL                                                     $   5,205,546







See accompanying notes to financial statements.

                                    I-1


ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                        QUARTER ENDED           SIX MONTHS ENDED

                                JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,
                                  1995          1994       1995         1994

REVENUES:
  Oil, gas and gas plant sales $ 722,200  $  928,682  $ 1,435,006 $ 1,753,443

EXPENSES:
  Depreciation and depletion     166,196     228,099      330,195     437,175
  Lease operating expenses       275,916     443,926      613,634     828,872
  Production taxes                42,205      46,627       80,480      84,399
  General and administrative     191,417     223,142      468,890     513,416

Total expenses                   675,734     941,794    1,493,199   1,863,862

INCOME (LOSS)  FROM OPERATIONS    46,466     (13,112)     (58,193)   (110,419)

OTHER INCOME (EXPENSE):
  Interest income                  6,366      19,671       12,890      19,671
  Interest expense                     -      (6,086)         -       (12,588)

Other income (expense), net        6,366      13,585       12,890       7,083

NET INCOME (LOSS)               $ 52,832   $     473   $  (45,303) $ (103,336)




















See accompanying notes to financial statements.

                                    I-2


ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                   SIX MONTHS ENDED

                                                JUNE 30,      JUNE 30,
                                                  1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $    (45,303)  $  (103,336)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                      330,195       437,175
(Increase) in:
  Accounts receivable - oil & gas sales           (20,366)      (45,992)
  Receivable from litigation settlement           (12,731)          -
  Other current assets                            (11,780)      (43,159)
Increase (decrease) in:
   Accounts payable                                   582       (45,242)
   Payable to general partner                     (76,384)       35,468

Total adjustments                                 209,516       338,250

Net cash provided by operating activities         164,213       234,914

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs        (46,315)     (105,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction in note payable to bank                 -        (110,000)

NET INCREASE  IN CASH                             117,898        19,256

CASH AT BEGINNING OF YEAR                          12,269         2,176

CASH AT END OF PERIOD                        $    130,167   $    21,432

Cash paid during the period for interest     $        -     $    12,588










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


2. The Company has a $613,215 line-of-credit with a bank which secures a letter of credit for the same amount. The note payable to a bank had a stated interest rate of prime plus three fourths of one percent. Principal payments of $50,000 were made on the note during the second quarter of 1994. The note was completely repaid in the fourth quarter of 1994. The weighted average principal outstanding was $319,231 during the first quarter of 1994 and bore interest at a weighted average rate of 7.65% during the first quarter of 1994.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $928,682 in 1994 to $722,200 in 1995. This represents a decrease of $206,482 (22%). Included in the second quarter 1994 revenues was $45,956 of back revenues related to production from the gas plant in prior years. Absent this revenue, sales decreased by $160,526 (18%). Oil sales decreased by $36,349 or 10%. A 14% decrease in oil production reduced sales by $52,870. This decrease was partially offset by a 5% increase in the average oil sales price. Gas sales decreased by $124,177 (24%). A 31% decrease in the average gas sales price reduced sales by $174,695. This decrease was partially offset by a 10% increase in gas production. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to new gas wells drilled on the Dent and Schlensker acquisitions partially offset by natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $443,926 in 1994 to $275,916 in 1995. The decrease of $168,010 is primarily due to the recognition of $228,269 for gas purchases and processing fees in 1994 related to prior years, partially offset by workover expenses incurred on the A&W acquisition in 1995.

Depreciation and depletion expense decreased from $228,099 in the second quarter of 1994 to $166,196 in the second quarter of 1995. This represents a decrease of $61,903 (27%). The changes in production, noted above, reduced depreciation and depletion expense by $538. A 27% decrease in the depletion rate reduced depreciation and depletion expense by an additional $61,365. The rate decrease was primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses decreased from $223,142 in 1994 to $191,417 in 1995. This decrease of $31,725 (14%) is primarily due to less staff time being required to manage the Company's operations in 1995.


First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months decreased from $1,753,443 in 1994 to $1,435,006 in 1995. This represents a decrease of $318,437 (18%).
Included in the 1994 revenues was $45,956 of back revenues related to production from prior years from the gas plant. Without this revenue, sales decreased by $272,481 or 16%. Oil sales decreased by $11,519 or 2%. A 15% decrease in oil production due to natural production declines reduced sales by $101,039. This decrease was partially offset by a 15% increase in the average oil sales price. Gas sales decreased by $260,962 or 26%. A 24% decrease in the average gas sales price reduced sales by $234,718. A 3% decrease in gas production reduced sales by an additional $26,244. The decrease in gas production was primarily due natural production declines, partially offset by new gas wells drilled on the Dent and Schlensker acquisitions. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $828,872 in 1994 to $613,634 in 1995. The decrease of $215,238 (26%) is primarily due to the recognition of $228,269 for gas purchases and processing fees related to prior years.

Depreciation and depletion expense decreased from $437,175 in the first six months of 1994 to $330,195 in the first six months of 1995. This represents a decrease of $106,980 (24%). The changes in production, noted above, decreased depreciation and depletion expense by $33,108. An 18% decrease in the depletion rate reduced depreciation and depletion expense by an additional $73,872. The rate decrease was primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $513,416 in 1994 to $468,890 in 1995. This decrease of $44,526 (9%) is primarily due to less staff time being required to manage the Company's operations in 1995.


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

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in future prices received for oil and gas. The Company will continue to recover its reserves and reduce its debt obligations. It is anticipated that the Company's distributions will be reinstated.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


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

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.



                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX PROGRAM I PARTNERS, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance the requirements of the Exchange Act, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENEX PROGRAM I PARTNERS, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:

                                              R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:

                                              James A. Klein
                                            Controller and Chief
                                             Accounting Officer