Form 10QSB
period 1995-09-30
ENEX PROGRAM I PARTNERS L P
filed 1995-11-13
CIK 775274

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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


                                                 Yes x      No


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   ------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ....................................     $   234,260
  Accounts receivable - oil & gas sales ........................         428,692
  Receivable from litigation settlement ........................         273,684
  Other current assets .........................................         866,925
                                                                     -----------

Total current assets ...........................................       1,803,561
                                                                     -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........      85,482,170
  Less  accumulated depreciation and depletion .................      81,638,782
                                                                     -----------

Property, net ..................................................       3,843,388
                                                                     -----------

TOTAL ..........................................................     $ 5,646,949
                                                                     ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................     $   253,089
   Payable to general partner ..................................           3,618
                                                                     -----------

Total current liabilities ......................................         256,707
                                                                     -----------

PARTNERS' CAPITAL:
   Limited partners ............................................       4,392,700
   General partner .............................................         997,542
                                                                     -----------

Total partners' capital ........................................       5,390,242
                                                                     -----------

TOTAL ..........................................................     $ 5,646,949
                                                                   =============





See accompanying notes to financial statements.
--------------------------------------------------------------------------------



ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED                NINE MONTHS ENDED
                                 ----------------------------  ----------------------------

                                 September 30,  September 30,  September 30,  September 30,
                                     1995           1994           1995           1994
                                -------------- --------------  -------------  -------------

REVENUES:
  Oil, gas and gas plant sales   $   744,496    $   795,830    $ 2,179,502    $ 2,549,273
                                 -----------    -----------    -----------    -----------

EXPENSES:
  Depreciation and depletion .       178,094        193,009        508,289        630,184
  Lease operating expenses ...       349,419        304,826        963,053      1,133,698
  Production taxes ...........        39,608         43,302        120,088        127,701
  General and administrative .       184,209        237,179        653,099        750,595
                                 -----------    -----------    -----------    -----------

Total expenses ...............       751,330        778,316      2,244,529      2,642,178
                                 -----------    -----------    -----------    -----------

INCOME (LOSS)  FROM OPERATIONS        (6,834)        17,514        (65,027)       (92,905)
                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income ............         6,365           --           19,255         19,671
  Gain on sale of property ...       428,916          6,937        428,916          6,937
  Interest expense ...........          --           (4,636)          --          (17,224)
                                 -----------    -----------    -----------    -----------

Other income (expense), net ..       435,281          2,301        448,171          9,384
                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS) ............   $   428,447    $    19,815    $   383,144    $   (83,521)
                                 ===========    ===========    ===========    ===========



ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

(UNAUDITED)
                                                    NINE MONTHS ENDED
                                              ----------------------------
                                              September 30,  September 30,
                                                   1995          1994
                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................   $ 383,144    $ (83,521)
                                                ----------    ---------

Adjustments  to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and depletion ................     508,289      630,184
  Gain from sale of property ................    (428,916)      (6,937)
(Increase) in:
  Accounts receivable - oil & gas sales .....     (68,610)      65,232
  Receivable from litigation settlement .....     (19,096)        --
  Other current assets ......................    (771,360)     (50,492)
Increase (decrease) in:
   Accounts payable .........................      18,863     (106,202)
   Payable to general partner ...............     (81,709)     (11,711)
                                                 ---------    ---------

Total adjustments ...........................    (842,539)     520,074
                                                 ---------    ---------

Net cash provided (used) by operating
 activities ...                                  (459,395)     436,553
                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property ..........     744,127       45,000
    Property additions - development costs ..     (62,741)    (141,183)
                                                 ---------    ---------

Net cash provided (used) by investing
 activities .......                               681,386      (96,183)
                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction in note payable to bank .......        --       (330,000)
                                                 ---------    ---------

NET INCREASE  IN CASH .......................     221,991       10,370
                                                 ---------    ---------

CASH AT BEGINNING OF YEAR ...................      12,269        2,176
                                                 ---------    ---------

CASH AT END OF PERIOD .......................   $ 234,260    $  12,546
                                                 =========    =========

Cash paid during the period for interest ....   $    --      $  17,224
                                                 =========    ========





See accompanying notes to financial statements.
--------------------------------------------------------------------------

                                       I-3

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Company has a $613,215 line-of-credit with a bank which secures a letter of credit for the same amount. The note payable to a bank had a stated interest rate of prime plus three fourths of one percent. The note was completely repaid in the fourth quarter of 1994. The weighted average principal outstanding was $221,848 during the third quarter of 1994 and bore interest at a weighted average rate of 8.25% during the third quarter of 1994.

3. In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition for $742,662. A gain of $427,964 was recorded on this sale. Also, in the third quarter of 1995, the Company sold a portion of its interest in the Esperance Point acquisition for $1,465. A gain of $952 was recorded on this sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $795,830 in 1994 to $744,496 in 1995. This represents a decrease of $51,334 (6%). Oil sales decreased by $51,794 or 14%. A 10% decrease in oil production reduced sales by $36,129. A 5% decrease in the average oil sales price reduced sales by an additional $15,665. Gas sales increased by $460 (1%). A 16% increase in gas production increased sales by $66,890. This increase was offset by a 13% decrease in the average gas sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to new gas wells drilled on the Dent and Schlensker acquisitions, partially offset by natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $304,826 in 1994 to $349,419 in 1995. The increase of $44,593 is primarily due to workover expenses incurred on the A&W acquisition in 1995.

Depreciation and depletion expense decreased from $193,009 in the third quarter of 1994 to $178,094 in the third quarter of 1995. This represents a decrease of $14,915 (8%). The changes in production, noted above, reduced depreciation and depletion expense by $3,803. A 6% decrease in the depletion rate reduced depreciation and depletion expense by an additional $11,112. The rate decrease was primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition for $742,662. A gain of $427,964 was recorded on this sale. Also, in the third quarter of 1995, the Company sold a portion of its interest in the Esperance Point acquisition for $1,465. A gain of $952 was recorded on this sale.

General and administrative expenses decreased from $237,179 in 1994 to $184,209 in 1995. This decrease of $52,970 (22%) is primarily due to less staff time being required to manage the Company's operations in 1995.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $2,549,273 in 1994 to $2,179,502 in 1995. This represents a decrease of $369,771 (15%). Oil sales decreased by $63,313 or 6%. A 13% decrease in oil production due to natural production declines reduced sales by $138,176. This decrease was partially offset by a 15% increase in the average oil sales price. Gas sales decreased by $306,458 or 21%. A 21% decrease in the average gas sales price reduced sales by

$304,900. A 1% decrease in gas production reduced sales by an additional $1,558. The decrease in gas production was primarily due to natural production declines, partially offset by new gas wells drilled on the Dent and Schlensker acquisitions. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $1,133,698 in 1994 to $963,053 in 1995. The decrease of $170,645 (15%) is primarily due to the recognition, in 1994, of $228,269 for gas purchases and processing fees related to prior years. Absent these charges, lease operating expenses increased by $57,624 or 6%. This increase was primarily due to workover expenses incurred on the A&W acquisition in 1995.

Depreciation and depletion expense decreased from $630,184 in the first nine months of 1994 to $508,289 in the first nine months of 1995. This represents a decrease of $121,895 (19%). The changes in production, noted above, decreased depreciation and depletion expense by $35,702. A 15% decrease in the depletion rate reduced depreciation and depletion expense by an additional $86,193. The rate decrease was primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the HNG acquisition for $742,662. A gain of $427,964 was recorded on this sale. Also, in the third quarter of 1995, the Company sold a portion of its interest in the Esperance Point acquisition for $1,465. A gain of $952 was recorded on this sale.

General and administrative expenses decreased from $750,595 in 1994 to $653,099 in 1995. This decrease of $97,496 (13%) is primarily due to less staff time being required to manage the Company's operations in 1995.

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

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in future prices received for oil and gas. The Company will continue to recover its reserves and reduce its debt obligations. It is anticipated that the Company's distributions will be reinstated in October 1995.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                     (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ENEX PROGRAM I PARTNERS, L.P.
                                                  -----------------------------
                                                           (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                    --------------------------
                                                        General Partner



                                                    By: /s/ R. E. Densford
                                                        ------------------
                                                            R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                               Officer




November 11, 1995                                   By: /s/ James A. Klein
                                                        -------------------
                                                            James A. Klein
                                                        Controller and Chief
                                                        Accounting Officer