Form 10KSB
period 1995-12-31
ENEX PROGRAM I PARTNERS L P
filed 1996-03-29
CIK 775274

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                    Yes x No

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $2,862,275

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                          ENEX PROGRAM I PARTNERS, L.P.


Item No.                             Part I                            Page
--------                             ------                            ----

   1           Description of Business                                   I-1

   2           Description of Property                                   I-3

   3           Legal Proceedings                                         I-6

   4           Submission of Matters to a Vote
               of Security Holders                                       I-6

                                     Part II
                                   ------------


   5           Market for Common Equity and
               Related Security Holder Matters                          II-1

   6           Management's Discussion and Analysis
               or Plan of Operation                                     II-2

   7           Financial Statements and Supplementary
               Data                                                     II-4

   8           Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure                   II-14

                                      Part III
                                   ---------------


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

                                     PART I


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

     The Company has no employees. On March 1, 1996, Enex and its subsidiaries employed 24 persons.

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

     Exxon Company, USA Koch Hydrocarbons, Inc. accounted for 14% and 10%, respectively, of the Company's total sales in 1995. American Exploration and Exxon Company, USA accounted for 15% and 14%, respectively, of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

Environmental and Conservation Regulation

     State regulatory authorities in the states in which the Company owns producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas for owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, the Company may incur in this regard cannot be predicted.

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

GRASS ISLAND acquisition. Series 1, 2 and 3 Partnerships owned working interests, in 13 oil wells located in Calhoun County, Texas. The Grass Island acquisition is operated by Petro Guard Co. The Company owns a 6.25% working interest in the Grass Island acquisition.

SHELL acquisition. The Series 3 Partnership owned working interests in six individual oil wells and two large Smackover oil units, and royalty interests in one gas and nine oil wells in six counties in Mississippi acquired from Shell Oil Company. The Shell acquisition is operated by eight different oil and gas companies. The Company owns working interests ranging from 11.14% to 24.91%.

BLACKHAWK acquisition. The Series 3 and 4 Partnerships each owned working interests in six oil wells in the Blackhawk Field, Concordia Parish, Louisiana. The Blackhawk acquisition is operated by Guido Production Co. Inc. The Company owns a 25% working interest in the Blackhawk acquisition at December 31, 1995.

H.N.G. acquisition. The H.N.G. acquisition began with the purchase of overriding royalty interests in over 300 gas wells in Texas, New Mexico, and Oklahoma and culminated five transactions later with the last purchase of overriding royalty interests in these properties. The Series 3, 7, 8, 9, 10, 11 and 12 Partnerships each participated in one or more of these transactions. Effective September 1, 1995, the Company sold 85% of its future assignments from the HNG Drilling
Program to American Exploration Corp and Louis Dreyfus Natural Gas Corp. for $742,662. A gain of $427,964 was recognized from the sale.The H.N.G. acquisition is operated by eight different oil and gas companies. The Company owns working interests ranging from .104% to 8.999% in the H.N.G. acquisition at December 31, 1995.

ARNOLD AND WOOLF acquisition. The Series 4, 5, 6 and 7 Partnerships each owned a portion of the working interests of Arnold and Woolf in 154 oil wells and 129 gas wells located in Texas, Louisiana, Mississippi, Alabama and Florida, and one gas plant in Monroe County, Mississippi. The Arnold & Woolf acquisition is operated by seven different oil and gas companies. The Company owns working interests ranging from 2.50% to 6.25% in the Arnold & Woolf acquisition at December 31, 1995.

SECOND  BAYOU  AND  SCHLENSKER  acquisition.  The  Series  4,  5,  6,  7  and  8
Partnerships each owned part of (a) an overriding royalty interests in approximately 27,000 acres in the Second Bayou Field, Cameron Parish, Louisiana, which at December 31,1984 included 30 gas wells; and (b) the working interests in 16 oil and 41 gas wells located in five Texas counties and Vermilion Parish, Louisiana, plus a production payment. The Second Bayou acquisition is operated by Fina Oil & Gas Co. The Company owned a 5% overriding royalty interest in the Second Bayou acquisition at December 31, 1995. The Schlensker acquisition is operated by five different oil and gas companies. The Company owns working interests ranging from 5.49% to 19.32% in the acquisition at December 31, 1995.

     ESPERANCE POINT acquisition. The Series 5, 6, and 7 Partnerships each owned working interests in four oil wells located in the Esperance Point Field in Concordia Parish, Louisiana. The Esperance Point acquisition was sold to Wilcox Energy Inc. effective July 1, 1995.

     BLUE HOLE acquisition. The Series 7, 8, 9 and 10 Partnerships had each acquired working interests in three oil wells, the Board of Education 1-S, 2-S and 3-S, in Adams County, Mississippi. The Blue Hole acquisition was retired in 1991.

     EL TORO AND NORTHWEST ESPERANCE POINT acquisition. The Series 8 and 9 Partnerships' interests in the Northwest Esperance Point acquisition in Concordia Parish, Louisiana each consisted of both royalty and working interests in nine oil wells operated by El Toro Production Company. The Company owns a 5.77% royalty interest in the acquisition.

     LAKE COCODRIE acquisition. The Series 8, 9 and 10 Partnerships each owned a portion of the working interest of D&D Drilling Company, et. al in the Cocodrie Lake acquisition in Concordia Parish, Louisiana. The Lake Cocodrie acquisition is operated by Enex Resources Corporation. The Company owns working interests ranging from 42.00% to 46.25% in the Lake Cocodrie acquisition.

     EAST SEVEN SISTERS acquisition. The Series 8, 9, 10, 11 and 12 Partnerships had each participated in one or more of a series of six transactions in which parts of a mineral interest and the associated royalty interest in the Gorman Gas Unit in the East Seven Sisters Field, Duval County, Texas were acquired. The East Seven Sisters acquisition is operated by Vastar Resources Inc. The Company owns a 9.81% royalty interest in the East Seven Sisters acquisition at December 31, 1995.

     COMITE acquisition. The series 10, 11 and 12 partnerships each owned overriding royalty interests in four gas wells in the Comite Field acquisition in East Baton Rouge Parish, Louisiana. The Comite acquisition is operated by TGX Corp. The Company owns overriding royalty interests ranging from 1.81% to 5.87% in the Comite acquisition at December 31, 1995.

     SHAMROCK, SUNBELT AND BURKHOLDER acquisitions. The Series 11 and 12 Partnerships each owned (a) working and overriding royalty interests in nine oil wells operated by Meng Operating and Exploration Company in Concordia Parish, Louisiana; (b) a portion of the working interests in five oil wells operated by O'Malley Production Company, Inc. in Concordia Parish, Louisiana and Adams and Wilkinson Counties, Mississippi; and (c) a working interest in the Perkins 200 #1 Gas Unit in Ward County, Texas. The Shamrock and Sunbelt acquisitions were retired in 1987 and 1989, respectively. The Burkholder acquisition is operated by Samson Resources Co. The Company owns a 3.96% working interest in the acquisition at December 31, 1995.

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

     Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1995.

Net Oil and Gas Production

     The following table shows for the years ended December 31, 1995 and 1994, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.



                                                1995             1994

Crude oil and condensate (Bbls) . . . . . .     60,875           74,694

Natural gas (Mcf) . . . . . . . . . . . . .     705,517          708,621

Natural gas liquids (Bbls) (1) . . . . . . .    35,581           36,624

Natural gas - gas plant sales (Mcf) (1) . .     230,902          247,598

               The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per equivalent barrel of production for the years ended December 31, 1995 and 1994.

                                                     1995            1994

Average sales price per barrel of oil  . . . .      $16.24          $14.73

Average sales price per Mcf of gas . . . . . .        1.71            2.01

Average production cost per equivalent
    barrel of production . . . . . . . . . . .        5.05            4.24

Average sales price per barrel of natural
    gas liquids (1) . . . . . . . . . . . . . .       9.07            8.11

Average sales price per Mcf of gas plant
    gas sales (1) . . . . . . . . . . . . . . .       1.51            1.70

Average production cost per equivalent
    barrel of gas plant production (1)(2) . . .       6.60            9.82




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



Number of Equity Security Holders

                                                     Number of Record Holders
                     Title of Class                 (as of March 1, 1996)
                     --------------                 --------------------------



                General Partner's Interests                     1

                Limited Partnership Interests                 4,739



Dividends

                The Company made cash distributions to partners of $4 per $500 investment in 1995. The Company made no cash distributions to limited partners in 1994. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that periodic distributions will be in the future as cash becomes available.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

     This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

     Oil, gas and gas plant sales decreased to $2,862,275 in 1995 from $3,245,603 in 1994. This represents a decrease of $383,328 or 12%. Oil sales decreased by $111,822 or 10%. A 19% decrease in oil production due to natural production declines caused sales to decrease by $203,554. This decrease was partially offset by a 10% increase in the average oil sales price. Gas sales decreased by $224,269 or 16%. A 15% decrease in the average gas sales price reduced revenues by $218,022. A 1% decrease in gas production reduced sales by an additional $6,247. Sales of natural gas liquids and gas plant gas decreased by $47,237 or 7%. A 5% decrease in the production of gas plant products reduced sales by $35,321. A 2% decrease in the average gas plant products sales price reduced sales by an additional $11,916. The decreases in oil production and the production of gas plant products were primarily a result of natural production declines. The slight decrease in gas production was primarily the result of natural production declines, partially offset by new gas wells drilled on the Schlensker and Dent acquisitions. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

     Lease operating expenses decreased to $1,249,648 in 1995 from $1,415,711 in 1994. The decrease of $166,063 or 12% was primarily due to $232,322 of non-recurring gas plant processing charges incurred in 1994.

     Depreciation and depletion expense increased to $768,485 in 1995 from $758,359 in 1994. This represents an increase of $10,126 or 1%. A 9% increase in the depletion rate increased depreciation and depletion expense by $66,517. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was primarily a result of downward revisions of the oil and gas reserves during 1995.

     General and administrative expenses decreased to $915,527 in 1995 from $1,046,913 in 1994. This represents a decrease of $131,386 or 13% from 1994 to 1995. This decrease was primarily a result of less staff time being required to manage the Company's operations.

     In 1994 the Company recognized a $758,938 credit to expense related to the a litigation accrual reversal and recognition of a receivable related to a judgement originally granted against the Company by the 101st District Court of Texas in 1993. In 1994, this verdict was reversed by the Fifth District Court of Appeals and a judgement granted in favor of the Company for $163,019 plus interest of $91,569. (See Note 6 to the Notes to the Financial Statements.)

     Effective September 1, 1995, the Company sold 85% of its future assignments from the HNG Drilling Program to American Exploration Corp and Louis Dreyfus Natural Gas Corp. for $742,662. A gain of $427,964 was recognized from the sale. Effective July 1, 1995, the Company sold its interests in the Esperance Point acquisition to Wilcox Energy Co. for $1,465. A gain of $952 was recognized from the sale. In 1994, the Company sold certain interests in low margin, nonoperated properties for $45,000. The Company recorded a net gain on such sales of $6,937 in 1994.

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

     The Company discontinued the payment of the distributions during 1990. In the fourth quarter of 1995, the Company paid a distribution of $730,913 to its limited partners. The distribution in 1995 was primarily a result of the $744,127 of proceeds from the sale of properties, as noted above. Future distributions are dependent upon, among other things, future prices received for oil and gas remaining at satisfactory levels. The Company will continue to recover its reserves and distribute to the limited partners, the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner in 1996. It is anticipated that periodic distributions will be in the future as cash becomes available.

     At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.              Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Program I Partners, L.P.:

We have audited the accompanying balance sheet of Enex Program I Partners, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Program I Partners, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Program I Partners, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Houston, Texas
March 18, 1996

ENEX PROGRAM I PARTNERS, L.P.

BALANCE SHEET, DECEMBER 31, 1995
--------------------------------------------------------------------------

ASSETS

                                                                    1995
                                                             -------------
CURRENT ASSETS:
  Cash                                                       $    380,368
  Accounts receivable - oil & gas sales                           380,407
  Receivable from litigation settlement                           280,050
  Other current assets                                            131,440
                                                             -------------

Total current assets                                            1,172,265
                                                             -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        85,553,852
  Less  accumulated depreciation and depletion                 81,898,978
                                                             -------------

Property, net                                                   3,654,874
                                                             -------------


TOTAL                                                        $  4,827,139
                                                             =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $    275,455
   Payable to general partner                                      26,985
                                                             -------------

Total current liabilities                                         302,440
                                                             -------------

PARTNERS' CAPITAL:
   Limited partners                                             3,551,208
   General partner                                                973,491
                                                             -------------

Total partners' capital                                         4,524,699
                                                             -------------

TOTAL                                                        $  4,827,139
                                                             =============




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P..

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------


                                                        1995         1994
                                                  -----------    ----------

REVENUES:
  Oil and gas sales                               $2,862,275    $3,245,603
                                                  -----------    ----------

EXPENSES:
  Depreciation, depletion                            768,485       758,359
  Lease operating expenses                         1,249,648     1,415,711
  Production taxes                                   150,248       167,102
  General and administrative:
    Allocated from general partner                   766,060       905,089
    Direct expense                                   149,467       141,824
  Litigation (income)                                      -      (758,938)
                                                  -----------    ----------

Total expenses                                     3,083,908     2,629,147
                                                  -----------    ----------

INCOME(LOSS)FROM OPERATIONS                      $ (221,633)   $  616,456)

OTHER INCOME(EXPENSE):
  Other income                                       12,091             -
  Interest expense                                        -        (17,727)
  Interest income                                    29,140         19,671
  Gain on sale of property                          428,916          6,937
                                                  -----------    ----------

Other income, net                                   470,147          8,881
                                                  -----------    ----------

NET INCOME                                          248,514        625,337
                                                  ===========    ==========



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P..

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------

                                                                     PER $500
                                                                      LIMITED
                                                                      PARTNER
                                            GENERAL     LIMITED      UNIT OUT-
                                 TOTAL      PARTNER     PARTNERS      STANDING
                              ----------  ----------  ----------    ----------

BALANCE, JANUARY 1, 1994     $4,381,761    $937,044  $3,444,717     $      18

NET INCOME (LOSS)               625,337      36,447     588,890             3
                              ----------  ----------  ----------    ----------

BALANCE, DECEMBER 31, 1994    5,007,098     973,491   4,033,607            21

CASH DISTRIBUTIONS             (730,913)          -    (730,913)          (4)

NET INCOME (LOSS)               248,514          -      248,514             1
                              ----------  ----------  ----------    ----------

BALANCE, DECEMBER 31, 1995   $4,524,699    $973,491  $3,551,208 (1) $      18
                              ==========  ==========  ==========    ==========



(1) Includes 103,067 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------

                                                           1995          1994
                                                     ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   248,514     $ 625,337
                                                     ------------    ----------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                             768,485       758,359
  Litigation settlement                                        -      (758,938)
  Gain on sale of property                              (428,916)       (6,937)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (20,325)       82,513
  Other current assets                                   (61,337)      (49,952)
Increase (decrease) in:
   Accounts payable                                       41,229       (54,302)
   Payable to general partner                            (58,342)       13,246
                                                     ------------    ----------

Total adjustments                                        240,794       (16,011)
                                                     ------------    ----------

Net cash provided by operating activities                489,308       609,326
                                                     ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of properties                     744,127        45,000
    Property additions - development costs              (134,423)     (234,233)
                                                     ------------    ----------

Net cash provided (used) by investing activities         609,704      (189,233)
                                                     ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   (730,913)            -
   Reduction in note payable to bank                           -      (410,000)
                                                     ------------    ----------

Net cash provided (used) by financing activities        (730,913)     (410,000)

NET INCREASE IN CASH                                     368,099        10,093

CASH AT BEGINNING OF YEAR                                 12,269         2,176
                                                     ------------    ----------

CASH AT END OF YEAR                                  $   380,368     $  12,269
                                                     ============    ==========

Cash paid during the year for interest               $         -     $  17,727
                                                     ============    ==========




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

--------------------------------------------------------------------------



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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

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

     Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.   FEDERAL INCOME TAXES

     General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                           Allocable to
                                                       -------------------    Per $500 Limited
                                                        General    Limited      Partner Unit
                                              TOTAL     Partner   Partners      Outstanding
                                         -----------   --------  ---------    --------------
Net income as reflected in the
     accompanying financial statements   $  248,514    $     0    $248,514           $     1
Reconciling item:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                    (85,254)         -    (85,254)                 -
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                  (2,273,303)         -  (2,273,303)               (12)

  Litigation accrual reversal               (25,462)         -     (25,462)                 -
                                         -----------   --------  ----------    --------------

Net (loss) for federal
   income tax purposes                  $(2.135.505)   $     0  $(2,135,505)          $  (11)
                                         ===========   ========  ===========  ===============

Net (loss) for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                          Allocable to
                                                      ---------------------    Per $500 Limited
                                                       General     Limited        Partner Unit
                                             TOTAL      Partner    Partners        Outstanding
                                        -----------   ---------  ----------    ----------------
Partners' capital as reflected in the
     accompanying financial statements  $4,524,699    $973,491    $3,551,208          $     18
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                (1,330,210)    (109,494)  (1,220,716)               (6)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                       14,759,748          -      14,759,748               77
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                 9,357,600           -      9,357,600               48
  Costs of consolidation                   458,435        48,544      436,891                2
  Other timing differences                (547,396)      123,424     (670,820)              (3)
                                        -----------   ---------  ------------    ----------------

Partners' capital for federal
     income tax purposes               $27,249,876    $1,035,965  $26,213,911          $   135
                                        ============  =========  ==========    ================

4.            SIGNIFICANT PURCHASERS

              Exxon Company, USA, Koch Hydrocarbons, Inc. accounted for 14% and 10%, respectively, of the Company's total sales in 1995. American Exploration and Exxon Company, USA accounted for 15% and 14%, respectively, of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

5.            NOTE PAYABLE TO BANK

              The Company has a $700,000 line-of-credit with a bank. At December 31, 1993 the amount outstanding was $410,000. The note payable, which was completely repaid in 1994, had a stated interest rate of prime plus three fourths of one percent. The weighted average outstanding principal during 1994 was $237,370 and bore interest at a weighted average rate of 7.47%.

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

              Both the Company and Texas Crude have filed Motions for Rehearing, which have been pending for more than a year. The accrued receivable balance at December 31, 1995 was $280,050, including $25,462 of additional interest earned during 1995.

7.            PROPERTY TRANSACTIONS

              Effective September 1, 1995, the Company sold 85% of its future assignments from the HNG Drilling Program to American Exploration Corp. and Louis Dreyfus Natural Gas Corp. for $742,662. A gain of $427,964 was recognized from the sale. Effective July 1, 1995, the Company sold its interests in the Esperance Point acquisition to Wilcox Energy Co. for $1,465. gain of $952 was recognized from the sale.

              The Company sold certain interests in low margin, nonoperated properties in 1994. Such sales yielded proceeds of $45,000. The Company recorded a net gain on such sales of $6,937 in 1994.

ENEX PROGRAM I PARTNERS, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                   Per $500                   Per $500
                                                     Limited     Natural        Limited
                                         Oil     Partner Unit     Gas       Partner Unit
                                        (BBLS)   Outstanding    (MCF)       Outstanding
                                      ---------  -----------   -----------  -----------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                        240,597            1     7,398,905           38

    Revisions of previous estimates     81,662            -      (118,499)           -
    Sales of minerals in place            (170)           -       (38,587)           -
    Production                         (74,694)           -      (708,621)          (4)
                                      ---------  -----------   -----------  -----------

December 31, 1994                      247,395            1     6,533,198           34

    Revisions of previous estimates     (4,722)           -      (172,631)          (1)
    Sales of minerals in place            (285)           -      (580,261)          (3)
    Production                         (60,875)           -      (705,517)          (4)
                                      ---------  -----------   -----------  -----------

December 31, 1995                      181,513            1     5,074,789           26
                                      =========  ===========   ===========  ===========


PROVED DEVELOPED RESERVES:

January 1, 1994                        240,597            1     7,398,905           38
                                      =========  ===========   ===========  ===========

December 31, 1994                      247,395            1     6,533,198           34
                                      =========  ===========   ===========  ===========

December 31, 1995                      181,513            1     5,074,789           26
                                      =========  ===========   ===========  ===========


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------

     The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

     Gerald B. Eckley. Mr. Eckley, age 69, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

     William C. Hooper, Jr. Mr. Hooper, age 58, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

     Stuart Strasner. Mr. Strasner, age 66, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 71, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 70, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 42, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. Although Mr. Carl's mother apparently did not

                                      III-2
live in his household, the SEC took the position that because Mr. Carl (1) provided substantial financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     Robert E. Densford. Mr. Densford, age 38, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                                    $500 Limited
                                     Name of        Partner Units    Percent
             Title of Class     Beneficial Owner   Owned Directly   of Class

             Limited Partner     Enex Resources         103,067     53.2291%


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


Item 13. Exhibits and Reports on Form 8-K

                                                                  Sequential
                                                                    Page No.
                                                                 -------------


         (a)  Exhibits

              (3) a. Certificate of Limited Partnership of the Company as currently in effect. Incorporated by reference to
                          Exhibit 3(3) to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commission on February 15, 1986.

                    b. Articles of Limited Partnership of the Company as currently in effect. Incorporated by reference to Appendix B to the Prospectus/Proxy Statement that appeared as Exhibit 2 to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commmission on February 15, 1986.

              (4)   Not Applicable

              (10)  Not Applicable

              (11)  Not Applicable

              (12)  Not Applicable

              (13)  Not Applicable



                                      III-4

              (18)  Not Applicable

              (19)  Not Applicable

              (22)  Not Applicable

              (23)  Not Applicable

              (24)  Not Applicable

              (25)  Not Applicable

              (28)  Not Applicable

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

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

                                      ENEX PROGRAM I PARTNERS, L.P.


                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner



March 18, 1996                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1996, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION             General Partner


By:  /s/      G. B. Eckley

             ------------------------
              G. B. Eckley, President


     /s/      G. B. Eckley
                                        President, Chief Executive
              ------------------        Officer and Director


              G. B. Eckley


     /s/      R. E. Densford            Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and Director
             -------------------


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director