Form 10QSB
period 1996-03-31
ENEX PROGRAM I PARTNERS L P
filed 1996-05-14
CIK 775274

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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


                               Yes x      No

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                             1996
                                                              ---------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                        $     50,097
  Accounts receivable - oil & gas sales                            476,224
  Receivable from litigation settlement                            280,050
  Other current assets                                             190,454
                                                              -------------

Total current assets                                               996,825
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         85,572,345
  Less  accumulated depreciation and depletion                  82,143,677
                                                              -------------

Property, net                                                    3,428,668
                                                              -------------

TOTAL                                                         $  4,425,493
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $    187,254
   Payable to general partner                                      136,666
                                                              -------------

Total current liabilities                                          323,920
                                                              -------------

PARTNERS' CAPITAL:
   Limited partners                                              3,104,031
   General partner                                                 997,542
                                                              -------------

Total partners' capital                                          4,101,573
                                                              -------------

TOTAL                                                         $  4,425,493
                                                              =============







See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                             THREE MONTHS ENDED
                                     ----------------------------------------

                                        MARCH 31,              MARCH 31,
                                           1996                  1995
                                   -------------------    -------------------

REVENUES:
  Oil and gas sales                $          633,886       $        538,969
  Gas plant sales                             212,575                173,837
                                   -------------------    -------------------

Total revenues                                846,461                712,806
                                   -------------------    -------------------

EXPENSES:
  Depreciation and depletion                  119,602                163,999
  Impairment of property                      125,097                      -
  Lease operating expenses                    200,700                215,492
  Gas plant purchases                         158,694                122,226
  Production taxes                             39,897                 38,275
  General and administrative:
     Allocated from general partner           224,603                262,032
     Direct expenses                           24,531                 15,441
                                   -------------------    -------------------

Total expenses                                893,124                817,465
                                   -------------------    -------------------

LOSS FROM OPERATIONS                          (46,663)              (104,659)
                                   -------------------    -------------------

OTHER INCOME:
  Interest income                               5,695                  6,524
                                   -------------------    -------------------

NET LOSS                           $          (40,968)      $        (98,135)
                                   ===================    ===================



See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------

(UNAUDITED)
                                                     THREE MONTHS ENDED
                                                  ----------------------------

                                                   MARCH 31,       MARCH 31,
                                                     1996            1995
                                                  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (40,968)   $   (98,135)
                                                  -----------   ------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                         119,602        163,999
  Impairment of property                             125,097              -
(Increase) decrease in:
  Accounts receivable - oil & gas sales              (95,817)         1,138
  Receivable from litigation settlement                    -         (6,365)
  Other current assets                               (59,014)        10,668
Increase (decrease) in:
   Accounts payable                                  (88,201)        47,687
   Payable to general partner                        109,681        (85,327)
                                                  -----------   ------------

Total adjustments                                    111,348        131,800
                                                  -----------   ------------

Net cash provided by operating activities             70,380         33,665
                                                  -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs           (18,493)       (24,352)
                                                  -----------   ------------

NET INCREASE IN CASH                                  51,887          9,313
                                                  -----------   ------------

CASH AT BEGINNING OF YEAR                            380,368         12,269
                                                  -----------   ------------

CASH AT END OF PERIOD                              $ 432,255    $    21,582
                                                  ===========   ============










See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1995 Compared to First Quarter 1994

Oil and gas sales for the first quarter increased from $538,969 in 1995 to $633,886 in 1996. This represents an increase of $94,917 (18%). Oil sales increased by $3,018 or 1%. An 11% increase in average oil prices increased sales by $26,031. This increase was partially offset by a 9% decrease in oil production. Gas sales increased by $91,899 or 34%. A 42% increase in average gas prices increased sales by $107,143. This increase was partially offset by a 6% decrease in gas production. The decreases in oil and gas production were primarily the result of natural production declines. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. Gas plant sales increased by $38,738 or 22% from $173,837 in 1995 to $212,575 in 1995. A 20% increase in the average sales price of gas plant product increased sales by $35,669. A 2% increase in the production of gas plant products increased sales by an additional $3,069. The increase in the average sales price of gas plant products correspond with higher prices in the overall marke for the sale of gas plant products.

Lease operating expenses decreased from $215,492 in 1995 to $200,700 in 1996. The decrease of $14,792 (7%) is primarily due to the declines in production, noted above.

Depreciation and depletion expense decreased from $163,999 in the first quarter of 1995 to $119,602 in the first quarter of 1996. This represents a decrease of $44,397 (27%). The declines in production, noted above, caused depreciation and depletion expense to decrease by $6,920. A 24% decrease in the depletion rate reduced depreciation and depletion expense by an additional $37,477. The decrease in the depletion rate was primarily due the lower property basis resulting from the recognition of an property impairment of $125,097 in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $277,473 in 1995 to $249,134 in 1996. This decrease of $28,339 (10%) is primarily due to less staff time being required to manage the Company's operations, partially offset by a $9,090 increase in direct expenses incurred by the Company.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the repayment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow, after debt repayment, to the Company's partners.

The Company discontinued the payment of distributions during 1990. In the fourth quarter of 1995, the Company paid a distribution of $730,913 to its limited partners. The distribution in 1995 was primarily the result of the receipt of $744,127 as proceeds from the sale of properties. Future distributions are dependent upon, among other things, future prices received for oil and gas. The Company will continue to recover its reserves and reduce its debt obligations. It is anticipated that the periodic distributions will be made in the future as cash becomes available.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

               (b) The  Company  filed no reports on Form 8-K during the quarter ended March 31, 1996.

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



                                                 ENEX PROGRAM I PARTNERS, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer