Form 10QSB
period 1996-06-30
ENEX PROGRAM I PARTNERS L P
filed 1996-08-14
CIK 775274

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                              Yes x      No

Transitional Small Business Disclosure Format (Check one):

                              Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET
- ---------------------------------------------------------------------------

                                                              JUNE 30,
ASSETS                                                          1996
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...........................   $    36,660
  Accounts receivable - oil & gas sales ...............       475,367
  Receivable from litigation settlement ...............       267,319
  Other current assets ................................       141,253
                                                          -----------

Total current assets ..................................       920,599
                                                          -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) -
 Proved mineral interests and related
   equipment & facilities 83,407,217
  Less  accumulated depreciation and depletion ........    80,034,949
                                                          -----------

Property, net .........................................     3,372,268
                                                          -----------

TOTAL .................................................   $ 4,292,867
                                                          ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ...................................   $   162,782
   Payable to general partner .........................        13,158
                                                          -----------

Total current liabilities .............................       175,940
                                                          -----------

PARTNERS' CAPITAL:
   Limited partners ...................................     3,119,385
   General partner ....................................       997,542
                                                          -----------

Total partners' capital ...............................     4,116,927
                                                          -----------

TOTAL .................................................   $ 4,292,867
                                                          ===========







See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED           SIX MONTHS ENDED
                                   -----------------------    -------------------

                                      JUNE 30,    JUNE 30,    JUNE 30,   JUNE 30,
                                       1996        1995        1996       1995
                                   ----------    ---------    --------   --------

REVENUES:
  Oil and gas sales ...............   $   595,785    $   563,031   $ 1,229,671    $ 1,102,000
  Gas plant sales .................       225,163        159,169       437,738        333,006
                                      -----------    -----------   -----------    -----------

Total revenues ....................       820,948        722,200     1,667,409      1,435,006
                                      -----------    -----------   -----------    -----------

EXPENSES:
  Depreciation and depletion ......       212,502        166,196       332,104        330,195
  Impairment of property ..........          --             --         125,097           --
  Lease operating expenses ........       182,329        152,723       383,029        368,215
  Gas plant purchases .............       187,358        123,193       346,052        245,419
  Production taxes ................        34,306         42,205        74,203         80,480
  General and administrative:
     Allocated from general partner       188,917        154,710       413,520        416,742
     Direct expenses ..............        21,831         36,707        46,362         52,148
                                      -----------    -----------   -----------    -----------

Total expenses ....................       827,243        675,734     1,720,367      1,493,199
                                      -----------    -----------   -----------    -----------

INCOME (LOSS)  FROM OPERATIONS ....        (6,295)        46,466       (52,958)       (58,193)
                                      -----------    -----------   -----------    -----------

OTHER INCOME:
  Gain on sale of property ........        21,649           --          21,649
   Interest income .................            0          6,366         5,695         12,890
                                      -----------    -----------   -----------    -----------

Total other income ................        21,649          6,366        27,344         12,890
                                      -----------    -----------   -----------    -----------

NET INCOME (LOSS) .................   $    15,354    $    52,832   $   (25,614)   $   (45,303)
                                      ===========    ===========   ===========    ===========







See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------

(UNAUDITED)
                                                       SIX MONTHS ENDED
                                                   ------------------------

                                                      JUNE 30,    JUNE 30,
                                                        1996        1995
                                                   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................   $ (25,614)   $ (45,303)
                                                       ---------    ---------

Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Gain on sale of property .........................     (21,649)        --
  Depreciation and depletion .......................     332,104      330,195
  Impairment of property ...........................     125,097         --
(Increase) in:
  Accounts receivable - oil & gas sales ............     (94,960)     (20,366)
  Receivable from litigation settlement ............      12,731      (12,731)
  Other current assets .............................      (9,813)     (11,780)
Increase (decrease) in:
   Accounts payable ................................    (112,673)         582
   Payable to general partner ......................     (13,827)     (76,384)
                                                       ---------    ---------

Total adjustments ..................................     217,010      209,516
                                                       ---------    ---------

Net cash provided by operating activities ..........     191,396      164,213
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property .................      55,100         --
    Property (additions) credits - development costs    (208,046)     (46,315)
                                                       ---------    ---------

Net cash (used) by investing activities ............    (152,946)     (46,315)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions ..............................    (382,158)        --
                                                       ---------    ---------

NET INCREASE  (DECREASE) IN CASH ...................    (343,708)     117,898
                                                       ---------    ---------

CASH AT BEGINNING OF YEAR ..........................     380,368       12,269
                                                       ---------    ---------

CASH AT END OF PERIOD ..............................   $  36,660    $ 130,167
                                                       =========    =========





See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $595,785 in 1996 from $563,031 in 1995. This represents an increase of $32,754 (6%). Oil sales increased by $4,378. A 15% increase in the average oil sales price increased sales by $33,328. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $28,372 (9%). A 36% increase in the average gas sales price increased sales by $90,339. This increase was partially offset by a 19% decrease in gas production. Gas plant sales increased to $225,163 in 1996 from $159,169 in 1995. This represents an increase of $65,994. A 46% increase in the average sales price of gas plant products increased sales by $71,309. This increase was partially offset by a 3% decrease in the production of gas plant products. The decreases in oil, gas and gas plant production were primarily due to natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

Lease operating expenses increased to $187,329 in 1996 from $152,723 in 1996. The increase of $34,606 is primarily due to workover expenses incurred on the A&W acquisition in 1996. Gas plant purchases increased to $187,358 in the second quarter of 1996 from $123,193 in the second quarter of 1995. The increase of $64,165 or 52% corresponds with the increase in gas plant product sales, as noted above.

Depreciation and depletion expense increased to $212,502 in the second quarter of 1996 from $166,196 in the second quarter of 1995. This represents an increase of $46,306 (28%). A 47% increase in the depletion rate increased depreciation and depletion expense by $68,334. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was primarily due to relatively higher depreciation on the gas plant due to a downward revision of the gas plant reserves furing December 1995, partially offset by the lower property basis resulting from the recognition of an property impairment of $125,097 in the first quarter of 1996.

General and administrative expenses increased to $210,748 in 1996 from $191,417 in 1995. This increase of $19,331 (10%) is primarily due to more staff time being required to manage the Company's operations in 1996.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $1,229,671 in 1996 from $1,102,000 in 1995. This represents an increase of $127,671 (12%). Oil sales increased by $7,396 or 1%. A 13% increase in the average oil sales price increased sales by $59,234. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $120,275 (21%). A 40% increase in the average gas sales price increased sales by $199,948. This increase was partially offset by a 14% decrease in gas production. Gas plant sales increased to $437,738 in

1996 from $333,006 in 1995. This represents an increase of $104,732 (31%). A 33%
increase in the average sales price of gas plant products increased sales by $107,686. This increase was partially offset by a 1% decrease in the production of gas plant products. The decreases in oil, gas and gas plant production were primarily due to natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

Lease operating expenses increased to $383,029 in 1996 from $368,215 in 1995. The increase of $14,814 (4%) is primarily due to workover expenses incurred on the A&W acquisition in 1996. Gas plant purchases increased to $346,052 in the first half of 1996 from $245,419 in the first half of 1995. The increase of $100,633 or 41% corresponds with the increase in gas plant product sales, as noted above.

Depreciation and depletion expense increased to $332,104 in the first half of 1996 from $330,195 in the first half of 1995. This represents an increase of $1,909 (1%). An 11% increase in the depletion rate increased depreciation and depletion expense by $31,632. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was primarily due to relatively higher depreciation on the gas plant due to a downward revision of the gas plant reserves furing December 1995, partially offset by the lower property basis resulting from the recognition of an property impairment of $125,097 in the first quarter of 1996.

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

General and administrative expenses decreased to $459,882 in 1996 from $468,890 in 1995. This decrease of $9,008 (2%) is primarily due to lower direct expenses incurred by the Company in the first half of 1996.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                     (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                              ENEX PROGRAM I PARTNERS, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer




August 13, 1996                                 By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer