Form 10QSB/A
period 1996-06-30
ENEX PROGRAM I PARTNERS L P
filed 1996-11-07
CIK 775274

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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

                                      Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                   JUNE 30,
ASSETS                                                               1996
                                                              -----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $     36,660
  Accounts receivable - oil & gas sales                            475,367
  Receivable from litigation settlement                            267,319
  Other current assets                                             141,253
                                                              -------------

Total current assets                                               920,599
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         83,407,217
  Less  accumulated depreciation and depletion                  80,034,949
                                                              -------------

Property, net                                                    3,372,268
                                                              -------------

TOTAL                                                         $  4,292,867
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $    162,782
   Payable to general partner                                       13,158
                                                              -------------

Total current liabilities                                          175,940
                                                              -------------

PARTNERS' CAPITAL:
   Limited partners                                              3,119,385
   General partner                                                 997,542
                                                              -------------

Total partners' capital                                          4,116,927
                                                              -------------

TOTAL                                                         $  4,292,867
                                                              =============



Number of $500 Limited Partner units outstanding                   193,629




See accompanying notes to financial statements.
------------------------------------------------------------------------------

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


3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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

Depreciation and depletion expense increased to $332,104 in the first half of 1996 from $330,195 in the first half of 1995. This represents an increase of $1,909 (1%). An 11% increase in the depletion rate increased depreciation and depletion expense by $31,632. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was primarily due to relatively higher depreciation on the gas plant due to a downward revision of the gas plant reserves during December 1995, partially offset by the lower property basis resulting from the recognition of an property impairment of $125,097 in the first quarter of 1996.


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


General and administrative expenses decreased to $459,882 in 1996 from $468,890 in 1995. This decrease of $9,008 (2%) is primarily due to lower direct expenses incurred by the Company in the first half of 1996.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the repayment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of the Company's debt obligations. It is the general partner's intention to distribute substantially all of the Company's available cash flow, after debt repayment, to the Company's partners. The Company's "available cash flow" is the net amount of cash flow provided by operations net of financing and investing activities.


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

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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


                                               ENEX PROGRAM I PARTNERS, L.P.
                                                         (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                        General Partner



                                                 By: /s/ R. E. Densford
                                                     ------------------
                                                         R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                            Officer





November 7, 1996                                   By: /s/ James A. Klein
                                                       -------------------
                                                           James A. Klein
                                                        Controller and Chief
                                                         Accounting Officer