Form 10QSB
period 1996-09-30
ENEX PROGRAM I PARTNERS L P
filed 1996-11-14
CIK 775274

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                      Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                             ------------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $      160,414
  Accounts receivable - oil & gas sales                             468,733
  Receivable from litigation settlement                             280,050
  Other current assets                                              133,595
                                                             ---------------

Total current assets                                              1,042,792
                                                             ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          83,485,474
  Less  accumulated depreciation and depletion                   80,225,006
                                                             ---------------

Property, net                                                     3,260,468
                                                             ---------------

TOTAL                                                        $    4,303,260
                                                             ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $      222,598
   Payable to general partner                                        11,814
                                                             ---------------

Total current liabilities                                           234,412
                                                             ---------------

PARTNERS' CAPITAL:
   Limited partners                                               3,071,306
   General partner                                                  997,542
                                                             ---------------

Total partners' capital                                           4,068,848
                                                             ---------------

TOTAL                                                        $    4,303,260
                                                             ===============


Number of $500 Limited Partner units outstanding                    193,629


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                     QUARTER ENDED                       NINE MONTHS ENDED
                                        ---------------------------------------    ----------------------------------------

                                           September 30,        September 30,        September 30,         September 30,
                                               1996                 1995                 1996                  1995
                                        ------------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                     $         706,444      $       581,250      $     1,936,115      $       1,683,250
  Gas plant sales                                 219,098              163,246              656,836                496,252
                                        ------------------    -----------------    -----------------    -------------------

Total revenues                                    925,542              744,496            2,592,951              2,179,502
                                        ------------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                      190,057              178,094              522,161                508,289
  Impairment of property                                -                    -              125,097                      -
  Lease operating expenses                        151,037              221,417              534,066                589,632
  Gas plant purchases                             167,434              128,002              513,486                373,421
  Production taxes                                 41,627               39,608              115,830                120,088
  General and administrative:
     Allocated from general partner               167,271              161,207              580,791                577,949
     Direct expenses                               15,014               23,002               61,376                 75,150
                                        ------------------    -----------------    -----------------    -------------------

Total expenses                                    732,440              751,330            2,452,807              2,244,529
                                        ------------------    -----------------    -----------------    -------------------

INCOME (LOSS)  FROM OPERATIONS                    193,102               (6,834)             140,144                (65,027)
                                        ------------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain on sale of property                              -              428,916               21,649                428,916
  Interest income                                       -                6,365                6,536                 19,255
                                        ------------------    -----------------    -----------------    -------------------

Total other income                                      0              435,281               28,185                448,171
                                        ------------------    -----------------    -----------------    -------------------

NET INCOME                              $         193,102              428,447              168,329                383,144
                                        ==================    =================    =================    ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                           NINE MONTHS ENDED

                                                      September 30, September 30,
                                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $       168,329  $  383,144

Adjustments to reconcile net income to
 net  cash  provided  by  operating
   activities:
  Depreciation and depletion                              522,161     508,289
  Impairment of property                                  125,097     -
  Gain on sale of property                                (21,649)   (428,916)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                   (88,326)    (68,610)
  Receivable from litigation settlement                         0     (19,096)
  Other current assets                                     (2,155)   (771,360)
Increase (decrease) in:
   Accounts payable                                       (52,857)     18,863
   Payable to general partner                             (15,171)    (81,709)

Total adjustments                                         467,100    (842,539)

Net cash provided (used) by operating activities          635,429    (459,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                         55,100     744,127
    Property additions - development costs               (286,303)    (62,741)

Net cash provided (used) by investing activities         (231,203)     681,386

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    (624,180)           -

NET INCREASE (DECREASE) IN CASH                          (219,954)     221,991

CASH AT BEGINNING OF YEAR                                 380,368       12,269

CASH AT END OF PERIOD                             $       160,414   $  234,260



See accompanying notes to financial statements.

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

3. A cash distribution was made to the limited partners of the Company in the amount of $110,532, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil, gas and gas plant sales for the third quarter increased to $925,542 in 1996 from $744,496 in 1995. This represents an increase of $181,046 (24%). Oil sales decreased by $12,055 (5%). A 30% decrease in oil production reduced sales by $70,035. This decrease was offset by a 36% increase in the average oil sales price. Gas sales increased by $137,249 (39%). A 34% increase in the average gas sales price increased sales by $123,705. A 4% increase in gas production increased sales by an additional $13,544. Gas plant sales increased to $219,098 in 1996 from $163,246 in 1995. This represents an increase of $55,852. A 35% increase in the average sales price of gas plant products increased sales by $57,618. This increase was partially offset by a 1% decrease in the production of gas plant products. The decreases in oil and gas plant production were primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Dent acquisition which had additional wells drilled in 1996. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

Lease operating expenses decreased to $151,037 in 1996 from $221,417 in 1995. The decrease of $70,380 is primarily due to workover expenses incurred on the A&W acquisition in 1995. Gas plant purchases increased to $167,434 in the third quarter of 1996 from $128,002 in the third quarter of 1995. The increase of $39,432 or 31% corresponds with the increase in gas plant product sales, as noted above.

Depreciation and depletion expense increased to $190,057 in the third quarter of 1996 from $178,094 in the third quarter of 1995. This represents an increase of $11,963 (7%). A 12% increase in the depletion rate increased depreciation and depletion expense by $20,281. This increase was offset by the changes in production, noted above. The increase in the depletion rate was primarily due to relatively higher depreciation on the gas plant due to a downward revision of the gas plant reserves during December 1995, partially offset by the lower property basis resulting from the recognition of an property impairment of $125,097 in the first quarter of 1996.

General and administrative expenses decreased to $182,285 in the third quarter of $184,209 in the third quarter of 1995. This decrease of $1,924 (1%) is primarily due to lower direct expenses incurred during 1996 partially offset by higher allocated expenses due to more staff time being required to manage the Company's operations in 1996.


First Nine  Months in 1995 Compared to First Nine Months in 1996
----------------------------------------------------------------

Oil, gas and gas plant sales for the first nine months increased to $2,592,951 in 1996 from $2,179,502 in 1995. This represents an increase of $413,449 (19%). Oil sales decreased by $4,659 or 1%. A 19% increase in the average oil sales price increased sales by $119,790. This increase was partially offset by a 16% decrease in oil production. Gas sales increased by $257,512 (27%). A 38% increase in the average gas sales price increased sales by $327,959. This increase was partially offset by an 8% decrease in gas production. Gas plant sales increased to $656,836 in 1996 from $496,252 in 1995. This represents an increase of $160,596 (32%). A 33% increase in the average sales price of gas plant products increased sales by $164,892. This increase was partially offset by a 2% decrease in the production of gas plant products. The decreases in oil, gas and gas plant production were primarily due to natural production declines. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

Lease operating expenses decreased to $534,066 in 1996 from $589,632 in 1995. The decrease of $55,566 (9%) is primarily due to workover expenses incurred on the A&W acquisition in 1995. Gas plant purchases increased to $513,486 in the first nine months of 1996 from $373,421 in the first nine months of 1995. The increase of $140,065 or 40% corresponds with the increase in gas plant product sales, as noted above.

Depreciation and depletion expense increased to $522,161 the first nine months of 1996 from $508,289 in the first nine months of 1995. This represents an increase of $13,872 (3%). An 11% increase in the depletion rate increased depreciation and depletion expense by $52,171. This increase was offset by the changes in production, noted above. The increase in the depletion rate was primarily due to relatively higher depreciation on the gas plant due to a downward revision of the gas plant reserves during December 1995, partially offset by the lower property basis resulting from the recognition of an property impairment of $125,097 in the first quarter of 1996.

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

General and administrative expenses decreased to $642,167 in 1996 from $653,099 in 1995. This decrease of $10,932 (2%) is primarily due to lower direct expenses incurred by the Company in the first nine months of 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the repayment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of the Company's debt obligations. It is the general partner's intention to distribute substantially all of the Company's available cash flow, after debt repayment, to the Company's partners. The Company's "available cash flow" is the net amount of cash flow provided by operations, net of financing and investing activities.

The Company discontinued the payment of distributions during 1990. In the fourth quarter of 1995, the Company paid a distribution of $730,913 to its limited partners. The distribution in 1995 was primarily the result of the receipt of $744,127 as proceeds from the sale of properties. Additional distributions were made in the first and third quarters of 1996. Future distributions are dependent upon, among other things, future prices received for oil and gas. The Company will continue to recover its reserves and reduce its debt obligations. It is anticipated that periodic distributions will be made in the future as cash becomes available.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                     (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                              ENEX PROGRAM I PARTNERS, L.P.
                                                    (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                              Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




November 13, 1996                              By: /s/ James A. Klein
                                                       James A. Klein
                                                   Controller and Chief
                                                   Accounting Officer