Form 10KSB/A
period 1995-12-31
ENEX PROGRAM I PARTNERS L P
filed 1997-01-08
CIK 775274

--------------------------------------------------------------------
--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                                   Number of Record Holders
               Title of Class                        (as of March 1, 1996)

              -----------------                   ---------------------------


          General Partner's Interests                          1

          Limited Partnership Interests                      4,739



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


            Effective September 1, 1995, the Company sold 85% of its future assignments from the HNG Drilling Program to American Exploration Corp and Louis Dreyfus Natural Gas Corp. for $742,662. A gain of $427,964 was recognized from the sale. Effective July 1, 1995, the Company sold its interests in the Esperance Point acquisition to Wilcox Energy Co. for $1,465. A gain of $952 was recognized from the sale. The impact of these sales on current and future revenues is not expected to be material, as such interests represented less than 10% of historical and future net revenues. In 1994, the Company sold certain interests in low margin, nonoperated properties for $45,000. The Company recorded a net gain on such sales of $6,937 in 1994.

Capital Resources and Liquidity


            The  Company's  cash  flow  provided  by  operating,  financing  and investing activitites is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.


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


            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations.

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


DELOITTE & TOUCHE LLP




Houston, Texas
March 18, 1996

ENEX PROGRAM I PARTNERS, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                   1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $     380,368
  Accounts receivable - oil & gas sales                               380,407
  Receivable from litigation settlement                               280,050
  Other current assets                                                131,440
                                                                --------------

Total current assets                                                1,172,265
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
     mineral interests and related equipment & facilities          85,553,852
  Less  accumulated depreciation and depletion                     81,898,978
                                                                --------------

Property, net                                                       3,654,874
                                                                --------------

TOTAL                                                           $   4,827,139
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $     275,455
   Payable to general partner                                          26,985
                                                                --------------

Total current liabilities                                             302,440
                                                                --------------


PARTNERS' CAPITAL:
   Limited partners                                                 3,551,208
   General partner                                                    973,491
                                                                --------------

Total partners' capital                                             4,524,699
                                                                --------------

TOTAL                                                           $   4,827,139
                                                                ==============

Number of $500 Limited Partner units outstanding                      193,629



See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                      1995            1994
                                            ---------------    ------------

REVENUES:
  Oil, gas and gas plant sales              $    2,862,275     $ 3,245,603                                        $
                                            ---------------    ------------

EXPENSES:
  Depreciation and depletion                       768,485         758,359
  Lease operating expenses                       1,249,648       1,415,711
  Production taxes                                 150,248         167,102
  General and administrative:
     Allocated from general partner                766,060         905,089
     Direct expense                                149,467         141,824
  Litigation (income)                                    -        (758,938)
                                            ---------------    ------------

Total expenses                                   3,083,908       2,629,147
                                            ---------------    ------------

INCOME (LOSS) FROM OPERATIONS                     (221,633)        616,456
                                            ---------------    ------------

OTHER INCOME (EXPENSE):
  Other income                                      12,091               -
  Interest expense                                       -         (17,727)
  Interest income                                   29,140          19,671
  Gain on sale of property                         428,916           6,937
                                            ---------------    ------------

Other income,  net                                 470,147           8,881
                                            ---------------    ------------

NET INCOME                                  $      248,514     $   625,337                                        $
                                            ===============    ============




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------

                                                                          PER $500
                                                                          LIMITED
                                                                          PARTNER
                                              GENERAL        LIMITED      UNIT OUT-
                                TOTAL         PARTNER       PARTNERS      STANDING
                          ---------------   -----------   ------------    -----------

BALANCE JANUARY 1, 1994     $  4,381,761    $  937,044    $ 3,444,717         18

NET INCOME                       625,337        36,447        588,890          3
                          ---------------   -----------   ------------    -------

BALANCE, DECEMBER 31, 1994     5,007,098       973,491      4,033,607         21

CASH DISTRIBUTIONS              (730,913)            -       (730,913)        (4)

NET INCOME                       248,514             -        248,514          1
                          ---------------   -----------   ------------    -------

BALANCE, DECEMBER 31, 1995  $  4,524,699    $  973,491    $ 3,551,208 (1)     18
                          ===============   ===========   ============    =======


(1) Includes 103,067 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                          1995           1994
                                                     -------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $    248,514     $ 625,337
                                                     -------------    ----------
Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                              768,485       758,359
  Litigation settlement                                         -      (758,938)
  Gain on sale of property                               (428,916)       (6,937)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                   (20,325)       82,513
  Other current assets                                    (61,337)      (49,952)
Increase (decrease) in:
   Accounts payable                                        41,229       (54,302)
   Payable to general partner                             (58,342)       13,246
                                                     -------------    ----------

Total adjustments                                         240,794       (16,011)
                                                     -------------    ----------

Net cash provided by operating activities                 489,308       609,326
                                                     -------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of properties                      744,127        45,000
    Property additions - development costs               (134,423)     (234,233)
                                                     -------------    ----------

Net cash provided (used) by investing activities          609,704      (189,233)
                                                     -------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    (730,913)            -
   Reduction in note payable to bank                            -      (410,000)
                                                     -------------    ----------

Net cash provided (used) by financing activities         (730,913)     (410,000)

NET INCREASE IN CASH                                      368,099        10,093

CASH AT BEGINNING OF YEAR                                  12,269         2,176
                                                     -------------    ----------

CASH AT END OF YEAR                                  $    380,368     $  12,269
                                                     =============    ==========

Cash paid during the year for interest               $          -     $  17,727
                                                     =============    ==========

See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------



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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                Allocable to            Per $500 Limited
                                                           ------------------------
                                                           General         Limited         Partner Unit
                                            TOTAL          Partner         Partners        Outstanding
                                          -------------    --------    ------------    -----------
Net income as reflected in the
     accompanying financial statements    $    248,514           0     $   248,514     $        1
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                       (85,254)          -         (85,254)             -
Difference in depreciation and depletion
     computed for federal income tax
     purposes and the amount computed
     for financial reporting purposes       (2,273,303)          -      (2,273,303)           (12)

  Litigation accrual reversal                  (25,462)          -         (25,462)             -
                                          -------------    --------    ------------    -----------

Net (loss) for federal
   income tax purposes                    $ (2,135,505)          0     $(2,135,505)    $      (11)
                                          =============    ========    ============    ===========

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

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                        Allocable to         Per $500 Limited
                                                               ----------------------------
                                                                  General         Limited     Partner Unit
                                                TOTAL             Partner         Partners    Outstanding
                                              -------------    ------------    ------------    ---------
Partners' capital as reflected in the
     accompanying financial statements         $ 4,524,699      $  973,491     $ 3,551,208     $     18
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                        (1,330,210)       (109,494)     (1,220,716)          (6)
  Difference in accumulated depreciation,
     depletion and amortization for financial
     reporting purposes and federal
     tax purposes                               14,759,748               -      14,759,748           77
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                         9,357,600               -       9,357,600           48
  Costs of consolidation                           485,435          48,544         436,891            2
  Other timing differences                        (547,396)        123,424        (670,820)          (3)
                                              -------------    ------------    ------------    ---------

Partners' capital for federal
     income tax purposes                       $27,249,876     $ 1,035,965     $26,213,911     $    135
                                              =============    ============    ============    =========

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

ENEX PROGRAM I PARTNERS, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

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

                                                        Per $500                   Per $500
                                                        Limited      Natural        Limited
                                              Oil     Partner Unit     Gas        Partner Unit
                                             (BBLS)   Outstanding     (MCF)        Outstanding
                                        ------------  -----------   -----------   -------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                             240,597             1    7,398,905           38

    Revisions of previous estimates          81,662             -     (118,499)           -
    Sales of minerals in place                 (170)            -      (38,587)           -
    Production                              (74,694)            -     (708,621)          (4)
                                        ------------  ------------  -----------  -----------

December 31, 1994                           247,395             1    6,533,198           34

    Revisions of previous estimates          (4,722)            -     (172,631)          (1)
    Sales of minerals in place                 (285)            -     (580,261)          (3)
    Production                              (60,875)            -     (705,517)          (4)
                                        ------------  ------------  -----------  -----------

December 31, 1995                           181,513             1    5,074,789           26
                                        ============  ============  ===========  ===========


PROVED DEVELOPED RESERVES:

January 1, 1994                             240,597             1    7,398,905           38
                                        ============  ============  ===========  ===========

December 31, 1994                           247,395             1    6,533,198           34
                                        ============  ============  ===========  ===========

December 31, 1995                           181,513             1    5,074,789           26
                                        ============  ============  ===========  ===========


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

                                      ENEX PROGRAM I PARTNERS, L.P.


                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner




December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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