Form 10QSB/A
period 1996-09-30
ENEX PROGRAM I PARTNERS L P
filed 1997-01-08
CIK 775274

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
                                        ==================    =================    =================    ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------------


ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------

                                                                                   PER $500
                                                                                   LIMITED
                                                                                   PARTNER
                                                      GENERAL         LIMITED      UNIT OUT-
                                      TOTAL           PARTNER        PARTNERS       STANDING
                                -----------------   -----------   -------------   ----------

BALANCE JANUARY 1, 1994         $      4,381,761     $  937,044    $  3,444,717    $    18

NET INCOME                               625,337         36,447         588,890          3
                                -----------------    -----------   -------------   --------

BALANCE, DECEMBER 31, 1994             5,007,098        973,491       4,033,607         21

CASH DISTRIBUTIONS                      (730,913)             -        (730,913)        (4)

NET INCOME                               248,514              -         248,514          1
                                -----------------    -----------   -------------   --------

BALANCE, DECEMBER 31, 1995             4,524,699        973,491       3,551,208         18

CASH DISTRIBUTIONS                      (624,180)             -        (624,180)        (3)

NET INCOME                               168,329              -         168,329          1
                                -----------------    -----------   -------------   --------

BALANCE, SEPTEMBER 30, 1996     $      4,068,848     $  973,491    $  3,095,357 (1)$    16
                                =================    ===========   =============   ========


(1)Includes 105,354 units purchased by the general partner as a limited partner.

See accompanying notes to financial statements.
-------------------------------------------------------------------------------

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $125,097 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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


                                           ENEX PROGRAM I PARTNERS, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer





December 23, 1996                            By: /s/ James A. Klein
                                                -------------------

                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer