Form 10KSB
period 1996-12-31
ENEX PROGRAM I PARTNERS L P
filed 1997-04-23
CIK 775274

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

      State issuer's revenues for its most recent fiscal year. $ 3,683,635

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

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                          ENEX PROGRAM I PARTNERS, L.P.


Item No.                             Part I                             Page
---------                           ----------                        -------



        1     Description of Business                                I-1

        2     Description of Property                                I-3

        3     Legal Proceedings                                      I-7

        4     Submission of Matters to a Vote
              of Security Holders                                    I-7


                                     Part II
                                    -----------


        5     Market for Common Equity and
              Related Security Holder Matters                       II-1

        6     Management's Discussion and Analysis
              or Plan of Operation                                  II-2

        7     Financial Statements and Supplementary
              Data                                                  II-4

        8     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                II-15



                                    Part III
                                  -------------


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

               The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowings or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner, Enex. The Company's operations are concentrated in a single industry segment.

               The Company owns royalty interest on certain oil and gas properties. A "royalty interest" is an interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests. The Company also owns overriding royalty interests in certain oil and gas properties. An "overriding royalty interest" is an interest in a property which was carved out of the working interest that is not subject to most operating costs associated with the property. The Company also owns working interests in certain oil and gas properties. A "working interest" is a portion of the operating interest which is subject to most of the costs associated with a well.

               The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

               Dreyfus Energy, Inc., Exxon Company, USA and Koch Hydrocarbons, Inc. accounted for 14%, 14% and 11%, respectively, of the Company's total sales in 1996. Exxon Company, USA and Koch Hydrocarbons, Inc accounted for 14% and 10%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

               The operators of the Company's properties are noted in Item 2 below. Although a significant portion of the Company's properties were operated by a limited number of operators, this concentration does not pose a significant risk since the Company's rights are secured by joint operating agreements.

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


               Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

GRASS ISLAND acquisition. Series 1, 2 and 3 Partnerships owned working interests, in 13 oil wells located in Calhoun County, Texas. The Grass Island acquisition is operated by Petro Guard Co. The

Company owned a 6.25% working interest in the Grass Island acquisition. In 1996, the Company sold its interests in the Grass Island acquisition for $235,000. A gain of $69,731 was recognized on the sale.

SHELL acquisition. The Series 3 Partnership owned working interests in six individual oil wells and two large Smackover oil units, and royalty interests in one gas and nine oil wells in six counties in Mississippi acquired from Shell Oil Company. The Shell acquisition is operated by eight different oil and gas companies. The Company owns working interests ranging from 11.14% to 24.91%. In 1996, the Company sold its interest in the E.M. Lane well for $57,970. A gain of $31,310 was recognized on the sale.

BLACKHAWK acquisition. The Series 3 and 4 Partnerships each owned working interests in six oil wells in the Blackhawk Field, Concordia Parish, Louisiana. The Blackhawk acquisition is operated by Guido Production Co. Inc. The Company owns a 25% working interest in the Blackhawk acquisition at December 31, 1996.

H.N.G. acquisition. The H.N.G. acquisition began with the purchase of overriding royalty interests in over 300 gas wells in Texas, New Mexico, and Oklahoma and culminated five transactions later with the last purchase of overriding royalty interests in these properties. The Series 3, 7, 8, 9, 10, 11 and 12 Partnerships each participated in one or more of these transactions. Effective September 1, 1995, the Company sold 85% of its future assignments from the HNG Drilling
Program to American Exploration Corp and Louis Dreyfus Natural Gas Corp. for $742,662. A gain of $427,964 was recognized from the sale. The H.N.G.
acquisition is operated by eight different oil and gas companies. The Company owns working interests ranging from .104% to 8.999% in the H.N.G. acquisition at December 31, 1996.

ARNOLD AND WOOLF acquisition. The Series 4, 5, 6 and 7 Partnerships each owned a portion of the working interests of Arnold and Woolf in 154 oil wells and 129 gas wells located in Texas, Louisiana, Mississippi, Alabama and Florida, and one gas plant in Monroe County, Mississippi. The Arnold & Woolf acquisition is operated by seven different oil and gas companies. The Company owns working interests ranging from 2.50% to 6.25% in the Arnold & Woolf acquisition at December 31, 1996.

SECOND  BAYOU  AND  SCHLENSKER  acquisition.  The  Series  4,  5,  6,  7  and  8
Partnerships each owned part of (a) an overriding royalty interests in approximately 27,000 acres in the Second Bayou Field, Cameron Parish, Louisiana, which at December 31,1984 included 30 gas wells; and (b) the working interests in 16 oil and 41 gas wells located in five Texas counties and Vermilion Parish, Louisiana, plus a production payment. The Second Bayou acquisition is operated by Fina Oil & Gas Co. The Company owned a 5% overriding royalty interest in the Second Bayou acquisition at December 31, 1996. The Schlensker acquisition is operated by five different oil and gas companies. The Company owns working interests ranging from 5.49% to 19.32% in the acquisition at December 31, 1996.

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

EAST SEVEN SISTERS acquisition. The Series 8, 9, 10, 11 and 12 Partnerships had each participated in one or more of a series of six transactions in which parts of a mineral interest and the associated royalty interest in the Gorman Gas Unit in the East Seven Sisters Field, Duval County, Texas were acquired. The East Seven Sisters acquisition is operated by Vastar Resources Inc. The Company owns a 9.81% royalty interest in the East Seven Sisters acquisition at December 31, 1996.

COMITE acquisition. The series 10, 11 and 12 partnerships each owned overriding royalty interests in four gas wells in the Comite Field acquisition in East Baton Rouge Parish, Louisiana. The Comite acquisition is operated by TGX Corp. The Company owned overriding royalty interests ranging from 1.81% to 5.87% in the Comite acquisition. In 1996, the Company sold its interests in the acquisition for $55,100. A gain of $21,649 was recognized on the sale.

SHAMROCK, SUNBELT AND BURKHOLDER acquisitions. The Series 11 and 12 Partnerships each owned (a) working and overriding royalty interests in nine oil wells operated by Meng Operating and Exploration Company in Concordia Parish, Louisiana; (b) a portion of the working interests in five oil wells operated by O'Malley Production Company, Inc. in Concordia Parish, Louisiana and Adams and Wilkinson Counties, Mississippi; and (C) a working interest in the Perkins 200 #1 Gas Unit in Ward County, Texas. The Shamrock and Sunbelt acquisitions were retired in 1987 and 1989, respectively. The Burkholder acquisition is operated by Samson Resources Co. The Company owns a 3.96% working interest in the acquisition at December 31, 1996.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.



                                                           1996        1995
Crude oil and condensate (Bbls) . . . . . . . . . . .    47,581      60,875
Natural gas (Mcf) . . . . . . . . . . . . . . . . . .   759,119     705,517
Natural gas liquids (Bbls) (1) . . . . . . . . . . .     34,465      35,581
Natural gas - gas plant sales (Mcf) (1) . . . . . .     232,825     230,902


           The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per equivalent barrel of production for the years ended December 31, 1996 and 1995.

                                                              1996       1995
Average sales price per barrel of oil  . . . . . . .     $   20.16   $  16.24
Average sales price per Mcf of gas . . . . . . . . .          2.38       1.71
Average production cost per equivalent
    barrel of production . . . . . . . . . . . . . . . .      4.85       5.05
Average sales price per barrel of natural
    gas liquids (1) . . . . . . . . . . . . . . . . . .      13.31       9.07
Average sales price per Mcf of gas plant
    gas sales (1) . . . . . . . . . . . . . . . . . . .       1.96       1.51
Average production cost per equivalent
    barrel of gas plant production (1)(2) . . . . . .         9.04       6.60



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



Number of Equity Security Holders

                                                   Number of Record Holders
                Title of Class                      (as of March 1, 1997)
               -----------------                   ---------------------------


           General Partner's Interests                      1

           Limited Partnership Interests                  4,618



Dividends

           The Company made cash distributions to partners of $5 and $4 per $500 investment in 1996 and 1995, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that periodic distributions will be made in the future as cash becomes available.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil, gas and gas plant sales increased to $3,683,635 in 1996 from $2,862,275 in 1995. This represents an increase of $821,360 or 29%. Oil sales decreased by $29,117 or 3%. A 22% decrease in oil production due to natural production declines caused sales to decrease by $215,853. This decrease was partially offset by a 24% increase in the average oil sales price. Gas sales increased by $606,776 or 50%. A 39% increase in the average gas sales price increased revenues by $515,456. An 8% increase in gas production increased sales by an additional $91,320. Sales of natural gas liquids and gas plant gas increased by $243,701 or 36%. A 38% increase in the average gas plant products sales price increased sales by $250,918. This increase was partially offset by a 1% decrease in production of gas plant products. The decreases in oil production and the production of gas plant products were primarily a result of natural production declines. The increase in gas production was primarily the result of new gas wells drilled on the Dent acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil, gas and gas plant products.

              Lease operating expenses increased to $1,340,011 in 1996 from $1,249,648 in 1995. The increase of $90,363 or 7% was primarily due to the changes in production, noted above, including a $163,871 increase in gas purchases for the gas plant.

              Depreciation and depletion expense decreased to $626,840 in 1996 from $768,485 in 1995. This represents a decrease of $141,645 or 18%. A 17% decrease in the depletion rate reduced depreciation and depletion expense by $125,974. The changes in production, noted above, reduced depreciation and depletion expense by an additional $15,671. The decrease in the depletion rate was primarily a result of upward revisions of the gas reserves during December 1996 coupled with the lower property basis due to the recognition of a $125,097 impairment of property in the first quarter of 1996, as noted below.

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

              General and administrative expenses decreased to $859,393 in 1996 from $915,527 in 1995. This represents a decrease of $56,134 or 6% from 1995 to 1996. This decrease was primarily a result of less staff time being required to manage the Company's operations, coupled with a $42,487 decrease in direct expenses incurred by the Company in 1996.

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

               In 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. The Company also sold its interest in the E.M. Lane well in the Shell acquisition for $57,970. A gain of $31,310 was recognized on the sale of the E.M. Lane well. In 1996, the Company also sold its interests in the Grass Island acquisition for $235,000. A gain of $69,731 was recognized on the sale of the Grass Island acquisition. The impact of these sales on current and future revenues is not expected to be material, as such interests represented less than 10% of historical and future net revenues.

Capital Resources and Liquidity

              The Company's cash flow provided by operating, financing and investing activities is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.

              The Company discontinued the payment of the distributions during 1990. In the fourth quarter of 1995, the Company paid a distribution of $730,913 to its limited partners. The distribution in 1995 was primarily a result of the $744,127 of proceeds from the sale of properties, as noted above. Future distributions are dependent upon, among other things, future prices received for oil and gas remaining at satisfactory levels. The Company will continue to recover its reserves and distribute to the limited partners, the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner in 1997. It is anticipated that periodic distributions will be made in the future as cash becomes available.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations.

Item 7.        Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Program I Partners, L.P.:

We have audited the accompanying balance sheet of Enex Program I Partners, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Program I Partners, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Program I Partners, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Houston, Texas
March 18, 1997

ENEX PROGRAM I PARTNERS, L.P.

BALANCE SHEET, DECEMBER 31, 1996
------------------------------------------------------------------------------

ASSETS
                                                                        1996
                                                                  -------------
CURRENT ASSETS:
  Cash                                                            $    410,488
  Accounts receivable - oil & gas sales                                560,704
  Receivable from litigation settlement                                280,050
  Other current assets                                                 126,261
                                                                  -------------

Total current assets                                                 1,377,503
                                                                  -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
     mineral interests and related equipment & facilities           79,128,259
  Less  accumulated depreciation and depletion                      76,051,149
                                                                  -------------

Property, net                                                        3,077,110
                                                                  -------------

TOTAL                                                             $  4,454,613
                                                                  =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                               $    268,847
   Payable to general partner                                           21,495
                                                                  -------------

Total current liabilities                                              290,342
                                                                  -------------


PARTNERS' CAPITAL:
   Limited partners                                                  3,269,177
   General partner                                                     895,094
                                                                  -------------

Total partners' capital                                              4,164,271
                                                                  -------------

TOTAL                                                             $  4,454,613
                                                                  =============



Number of $500 Limited Partner units outstanding                       193,629


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------

                                                 1996                 1995
                                            -------------   --------------

REVENUES:
  Oil, gas and gas plant sales              $  3,683,635        2,862,275                                        $
                                            -------------   --------------

EXPENSES:
  Depreciation and depletion                     626,840          768,485
  Impairment of property                         125,097                -
  Lease operating expenses                     1,340,011        1,249,648
  Production taxes                               166,612          150,248
  General and administrative:
     Allocated from general partner              752,413          766,060
     Direct expense                              106,980          149,467
                                            -------------   --------------

Total expenses                                 3,117,953        3,083,908
                                            -------------   --------------

INCOME (LOSS) FROM OPERATIONS                    565,682         (221,633)
                                            -------------   --------------

OTHER INCOME:
  Other income                                         -           12,091
  Interest income                                  6,536           29,140
  Gain on sale of property                       122,690          428,916
                                            -------------   --------------

Other income,  net                               129,226          470,147
                                            -------------   --------------

NET INCOME                                  $    694,908     $     248,514                                        $
                                            =============   ==============




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------

                                                                                PER $500
                                                                                LIMITED
                                                                                PARTNER
                                                  GENERAL         LIMITED       UNIT OUT-
                                    TOTAL         PARTNER        PARTNERS       STANDING
                              --------------   ------------   -------------    ----------

BALANCE JANUARY 1, 1995       $   5,007,098    $   973,491    $  4,033,607        $   21                      $                    $

CASH DISTRIBUTIONS                 (730,913)             -        (730,913)           (4)

NET INCOME                          248,514              -         248,514             1
                              --------------   ------------   -------------    ----------

BALANCE, DECEMBER 31, 1995        4,524,699        973,491       3,551,208            18

CASH DISTRIBUTIONS               (1,055,336)       (78,397)       (976,939)           (5)

NET INCOME                          694,908              -         694,908             4
                              --------------   ------------   -------------    ----------

BALANCE, DECEMBER 31, 1996    $   4,164,271    $   895,094     $ 3,269,177 (1)    $   17                      $                    $
                              ==============   ============   =============    ==========



(1) Includes 105,645 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                           1996           1995
                                                      ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   694,908     $ 248,514
                                                      ------------    ----------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                              626,840       768,485
  Impairment of property                                  125,097             -
  Gain on sale of property                               (122,690)     (428,916)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (180,297)      (20,325)
  Other current assets                                      5,179       (61,337)
Increase (decrease) in:
   Accounts payable                                        (6,608)       41,229
   Payable to general partner                              (5,490)      (58,342)
                                                      ------------    ----------

Total adjustments                                         442,031       240,794
                                                      ------------    ----------

Net cash provided by operating activities               1,136,939       489,308
                                                      ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of properties                      348,070       744,127
    Property additions - development costs               (399,553)     (134,423)
                                                      ------------    ----------

Net cash provided (used) by investing activities          (51,483)      609,704
                                                      ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  (1,055,336)     (730,913)
                                                      ------------    ----------

NET INCREASE IN CASH                                       30,120       368,099

CASH AT BEGINNING OF YEAR                                 380,368        12,269
                                                      ------------    ----------

CASH AT END OF YEAR                                   $   410,488     $ 380,368
                                                      ============    ==========




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996

---------------------------------------------------------------


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

               Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net (loss) for federal income tax purposes for the year ended December 31, 1996:

                                                                           Allocable to        Per $500 Limited
                                                             --------------------------------
                                                                General          Limited         Partner Unit
                                              TOTAL             Partner          Partners        Outstanding
                                           --------------    --------------   --------------    --------------
Net income as reflected in the
     accompanying financial statements      $    694,908      $       -     $    694,908     $       4
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                        (287,793)             -         (287,793)           (2)
Difference in gain on property sales for
     federal income tax purposes and
     the amount computed for financial
     reporting purposes                         (331,010)                       (331,010)           (2)
Difference in depreciation and depletion
     computed for federal income tax
     purposes and the amount computed
     for financial reporting purposes         (1,166,804)             -       (1,166,804)           (6)
                                           --------------    -----------    -------------    ----------

Net (loss) for federal
   income tax purposes                     $  (1,090,699)     $       0     $ (1,090,699)    $      (6)
                                           ==============    ===========    =============    ==========

Net (loss) for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                              Allocable to            Per $500 Limited
                                                                   -----------------------------------
                                                                     General              Limited         Partner Unit
                                                    TOTAL            Partner              Partners        Outstanding
                                                   ------------    --------------    -----------------    ---------
Partners' capital as reflected in the
     accompanying financial statements              $4,164,271        $  895,094     $      3,269,177     $     17
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                            (1,618,003)         (109,494)          (1,508,509)          (8)
  Accumulated difference in property
      sales for financial reporting purposes
      and for federal income tax purposes             (331,010)                -             (331,010)          (2)
  Difference in accumulated depreciation,
     depletion and amortization for financial
     reporting purposes and tax purposes            13,592,944                 -           13,592,944           71
  Commissions and syndication fees
     capitalized for income tax purposes             9,357,600                 -            9,357,600           48
  Costs of consolidation                               485,435            48,544              436,891            2
  Other timing differences                            (547,396)          123,424             (670,820)          (3)
                                                   ------------    --------------    -----------------    ---------

Partners' capital for federal
     income tax purposes                           $25,103,841        $  957,568     $     24,146,273     $    125
                                                   ============    ==============    =================    =========

4.        SIGNIFICANT PURCHASERS

          Dreyfus Energy, Inc., Exxon Company, USA and Koch Hydrocarbons, Inc. accounted for 14%, 14% and 10%, respectively, of the Company's total sales in 1996. Exxon Company, USA and Koch Hydrocarbons, Inc. accounted for 14% and 10%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

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

          Both the Company and Texas Crude have filed Motions for Rehearing, which have been pending for more than a year. The accrued receivable balance at December 31, 1996 was $280,050.

6.        PROPERTY TRANSACTIONS

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

          In 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. The Company also sold its interest in the E.M. Lane well in the Shell acquisition for $57,970. A gain of $31,310 was recognized on the sale of the E.M. Lane well. In 1996, the Company also sold its interests in the Grass Island acquisition for $235,000. A gain of $69,731 was recognized on the sale of the Grass Island acquisition.

7. The payable to the general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its onging operations. The Company plans to repay the amounts owed to the general partner during 1997.

ENEX PROGRAM I PARTNERS, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                  Per $500                        Per $500
                                                                   Limited         Natural         Limited
                                                    Oil          Partner Unit        Gas        Partner Unit
                                                  (BBLS)         Outstanding        (MCF)        Outstanding
                                                -----------      ---------   --------------- ----------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                                     247,395            1         6,533,198           34

    Revisions of previous estimates                  (4,722)           -          (172,631)          (1)
    Sales of minerals in place                         (285)           -          (580,261)          (3)
    Production                                      (60,875)           -          (705,517)          (4)
                                                 -----------    ---------   ---------------   ----------

December 31, 1995                                   181,513            1         5,074,789           26

    Revisions of previous estimates                    (757)           -         1,366,556            7
    Sales of minerals in place                      (21,808)           -           (38,104)           -
    Production                                      (47,581)           -          (759,119)          (4)
                                                 -----------    ---------   ---------------   ----------

December 31, 1996                                   111,367            1         5,644,122           29
                                                 ===========    =========   ===============   ==========


PROVED DEVELOPED RESERVES:

January 1, 1995                                     247,395            1         6,533,198           34
                                                 ===========    =========   ===============   ==========

December 31, 1995                                   181,513            1         5,074,789           26
                                                 ===========    =========   ===============   ==========

December 31, 1996                                   111,367            1         5,644,122           29
                                                 ===========    =========   ===============   ==========

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                     Not Applicable

                                    PART III

 ----------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro- Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

                 William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the

                                      III-1

Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

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


                                      III-2

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $752,413 and $766,060 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                         $500 Limited
                         Name of         Partner Units      Percent
 Title of Class     Beneficial Owner    Owned Directly     of Class

 Limited Partner     Enex Resources           105,645      54.5607%


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

               See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.       Exhibits and Reports on Form 8-K
                                                         Sequential
                                                           Page No.

                                                       ----------------

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

                                      ENEX PROGRAM I PARTNERS, L.P.


                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner




March 18, 1997                         By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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