Form 10QSB
period 1997-03-31
ENEX PROGRAM I PARTNERS L P
filed 1997-05-15
CIK 775274

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                                    Yes x No

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX PROGRAM I PARTNERS, L.P.
BALANCE SHEET
------------------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                            1997
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $            352,736
  Accounts receivable - oil & gas sales                               554,180
  Receivable from litigation settlement                               280,050
  Other current assets                                                130,128
                                                         ---------------------

Total current assets                                                1,317,094
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            79,215,434
  Less  accumulated depreciation and depletion                     76,182,657
                                                         ---------------------

Property, net                                                       3,032,777
                                                         ---------------------

TOTAL                                                    $          4,349,871
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $            257,055
   Payable to general partner                                         124,962
                                                         ---------------------

Total current liabilities                                             382,017
                                                         ---------------------

LIMITED PARTNERS' CAPITAL SUBJECT
   TO REDEMPTION                                                    3,182,173

GENERAL PARTNER'S CAPITAL                                             785,681
                                                         ---------------------

TOTAL                                                    $          4,349,871
                                                         =====================


Number of $500 Limited Partner units outstanding                      193,629




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------

(UNAUDITED)                                       THREE MONTHS ENDED
                                               ----------------------------------------

                                                  MARCH 31,              MARCH 31,
                                                     1997                  1996
                                             -------------------    -------------------

REVENUES:
  Oil and gas sales                          $          787,080        $       633,886
  Gas plant sales                                       356,831                212,575
                                             -------------------    -------------------

Total revenues                                        1,143,911                846,461
                                             -------------------    -------------------

EXPENSES:
  Depreciation and depletion                            131,508                119,602
  Impairment of property                                      -                125,097
  Lease operating expenses                              107,344                200,700
  Gas plant purchases                                   274,899                158,694
  Production taxes                                       45,516                 39,897
  General and administrative:
     Allocated from general partner                     180,298                224,603
     Direct expenses                                     19,017                 24,531
                                             -------------------    -------------------

Total expenses                                          758,582                893,124
                                             -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                           385,329                (46,663)
                                             -------------------    -------------------

OTHER INCOME                                             20,000                  5,695
                                             -------------------    -------------------

NET INCOME (LOSS)                            $          405,329        $       (40,968)
                                             ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------------------

                                                                                             PER $500
                                                                                             LIMITED
                                                                                             PARTNER
                                                   GENERAL              LIMITED             UNIT OUT-
                               TOTAL               PARTNER              PARTNERS             STANDING
                           ---------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996    $   4,524,699        $     973,491     $      3,551,208     $             18

CASH DISTRIBUTIONS             (1,055,336)             (78,397)            (976,939)                  (5)

NET INCOME                        694,908                    -              694,908                    4
                           ---------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996      4,164,271              895,094            3,269,177                   17

CASH DISTRIBUTIONS               (601,746)            (109,413)            (492,333)                  (3)

NET INCOME                        405,329                    -              405,329                    2
                           ---------------    -----------------    -----------------    -----------------

BALANCE, MARCH 31, 1997     $   3,967,854         $    785,681     $      3,182,173 (1) $             16
                           ===============    =================    =================    =================


(1) Includes 105,661 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX PROGRAM I PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         --------------------------------------

                                                            MARCH 31,             MARCH 31,
                                                              1997                  1996
                                                         -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $     405,329    $         (40,968)
                                                         -----------------   ------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                      131,508              119,602
  Impairment of property                                                -              125,097
(Increase) decrease in:
  Accounts receivable - oil & gas sales                             6,524              (95,817)
  Other current assets                                             (3,867)             (59,014)
Increase (decrease) in:
   Accounts payable                                               (11,792)             (88,201)
   Payable to general partner                                     103,467              109,681
                                                         -----------------   ------------------

Total adjustments                                                 225,840              111,348
                                                         -----------------   ------------------

Net cash provided by operating activities                         631,169               70,380
                                                         -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                        (87,175)             (18,493)
                                                         -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                                             (601,746)            (382,158)
                                                         -----------------   ------------------

NET DECREASE IN CASH                                              (57,752)            (330,271)
                                                         -----------------   ------------------

CASH AT BEGINNING OF YEAR                                         410,488              380,368
                                                         -----------------   ------------------

CASH AT END OF PERIOD                                      $      352,736    $          50,097
                                                         =================   ==================



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

2. A cash distribution was made to the limited partners of the Company in the amount of $492,333, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

 3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1997

Oil and gas sales for the first quarter increased from $633,886 in 1996 to $787,080 in 1997. This represents an increase of $153,194 (24%). Oil sales decreased by $87,633 or 32%. A 40% decline in oil production reduced sales by $109,441. This decrease was partially offset by a 13% increase in average oil sales prices. Gas sales increased by $240,827 or 67%. A 16% increase in average gas sales prices increased sales by $82,836. A 44% increase in gas production increased sales by an additional $157,991. The decrease in oil production was primarily the result of natural production declines coupled with the sale in the fourth quarter of 1996, of the E.M. Lane well in the Shell acquisition and the Grass Island acquisition. The increase in gas production was primarily due to higher production from the Dent acquisition which had additional wells drilled on it in 1996. The increases in average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas. Gas plant sales increased by $144,256 or 68% from $212,575 in 1996 to $356,831 in 1997. A 73%
increase in the average sales price of gas plant product increased sales by $150,264. This increase was partially offset by a 3% decrease in production of plant products. The increase in the average sales price of gas plant products correspond with higher prices in the overall market for the sale of gas plant products. The decrease in production of plant products was primarily due to natural production declines.

Lease operating expenses decreased from $200,700 in 1996 to $107,344 in 1997. The decrease of $93,356 (47%) is primarily due to the changes in production, noted above, including the sale of the Grass Island acquisition which had relatively higher operating costs.

Depreciation and depletion expense increased from $119,602 in the first quarter of 1996 to $131,508 in the first quarter of 1997. This represents an increase of $11,906 (10%). The changes in production, noted above, caused depreciation and depletion expense to increase by $7,915. A 3% increase in the depletion rate increased depreciation and depletion expense by an additional $3,991. The increase in the depletion rate was primarily due to relatively higher production from properties with a higher depletion rate, partially offset by an upward revision of the gas reserves during December 1996.

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

General and administrative expenses decreased from $249,134 in the first quarter of 1996 to $199,315 in the first quarter of 1997. This decrease of $49,819 (20%) is primarily due to less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the repayment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above and the repayment of the Company's debt obligations. It is the general partner's intention to distribute substantially all of the Company's available cash flow, after debt repayment, to the Company's partners. The Company's "available cash flow" is the net amount of cash flow provided by operations, net of financing and investing activities.

The Company discontinued the payment of distributions during 1990. Periodic distributions were made in the first and third quarters of 1996 and the first quarter of 1997. Future distributions are dependent upon, among other things, future prices received for oil and gas. The Company will continue to recover its reserves and reduce its debt obligations. It is anticipated that periodic distributions will be made in the future as cash becomes available.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                     (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 ENEX PROGRAM I PARTNERS, L.P.
                                                  ---------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer